Form 10-Q
period 2011-06-30
SMSA Treemont Acquisition Corp
filed 2011-08-15
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File number: 0-54096
SMSA Treemont Acquisition Corp.
(Exact name of registrant as specified in charter)

Nevada	27-2969090
(State of incorporation)	(IRS Employer Identification No.)
Ruixing Industry Park
Dongping County
Shandong Province, 271509
People’s Republic of China
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 86-538-241-7858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: August 15, 2011: 13,294,500
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

SMSA Treemont Acquisition Corp.
Form 10-Q for the Quarter ended June 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

		30 JUNE	31 DECEMBER
	Notes	2011	2010
		US$	US$
ASSETS

Current Assets
Cash		2,698,647	6,634,012
Restricted Cash		—	226,494
Notes receivable	3	175,560	2,236,468
Accounts receivable, net	3	884,824	255,870
Inventories, net		2,114,662	1,954,879
Advances to third party suppliers		501,444	907,796
Other receivables		294,376	105,081
Amounts due from related parties	11	980,517	—
Deferred tax assets	7	271,447	265,254

Total Current Assets		7,921,477	12,585,854

Non-current Assets
Property, plant and equipment, net	4	10,043,430	2,973,276
Land use rights, net	5	2,510,867	2,542,749

Total Non-current Assets		12,554,297	5,516,025

TOTAL ASSETS		20,475,774	18,101,879

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(UNAUDITED)

		30 JUNE	31 DECEMBER
	Notes	2011	2010
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term bank borrowings	6	5,949,069	8,078,276
Accounts payable to third parties		1,410,429	827,993
Notes payable		1,545,213	—
Advance from third party customers		347,616	167,704
Payroll and welfare payable		36,074	19,305
Accrued expenses		132,425	106,179
Amounts due to related parties	11	2,340,448	2,249,526
Income tax payable	7	402,076	150,218
VAT and miscellaneous taxes payable	8	136,267	948,065
Other payables to third parties	9	94,120	205,481

Total Current Liabilities		12,393,737	12,752,747

Non-current liabilities
Deferred tax liabilities	7	164,609	172,363

Total Non-current Liabilities		164,609	172,363

Total Liabilities		12,558,346	12,925,110

Shareholders’ Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	13,295
Additional paid-in capital		2,440,323	2,416,446
Statutory reserves	10	966,648	522,591
Accumulated other comprehensive income		(481,718)	(427,019)
Retained earnings		4,978,880	2,651,456

Total Shareholders’ Equity		7,917,428	5,176,769

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		20,475,774	18,101,879

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

		THREE MONTHS ENDED		SIX MONTHS ENDED
		30 JUNE		30 JUNE
	Notes	2011	2010	2011	2010
		US$	US$	US$	US$
Revenues
Cornstarch		16,572,603	8,511,331	29,723,798	15,414,788
Glucose		2,906,547	2,188,986	5,818,429	4,259,224
Others		30,087	42,176	88,846	52,394

Total Revenues		19,509,237	10,742,493	35,631,073	19,726,406

Cost of Sales
Cornstarch		14,697,383	7,438,699	25,871,925	13,484,608
Glucose		2,219,458	1,909,866	4,399,795	3,591,133
Others		30,533	33,673	89,292	43,891

Total Cost of Sales		16,947,374	9,382,238	30,361,012	17,119,632

Gross Profit		2,561,863	1,360,255	5,270,061	2,606,774

Operating expenses
Selling and distribution		247,862	264,209	541,383	506,816
General and administrative		371,567	63,358	488,014	118,703

Total Operating Expenses		619,429	327,567	1,029,397	625,519

Interest income		1,034	—	2,344	—
Interest expenses		223,345	45,979	398,519	132,326
Other expenses, net		80,415	19,248	121,704	13,637

Income Before Income Tax Expenses		1,639,708	967,461	3,722,785	1,835,292

Income tax expenses	7	404,798	261,634	951,304	481,610

NET INCOME		1,234,910	705,827	2,771,481	1,353,682

Basic and diluted weighted average shares outstanding		13,294,500	13,294,500	13,294,500	13,294,500
Basic net earnings per share		0.09	0.05	0.21	0.10
The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(UNAUDITED)

	SIX MONTHS ENDED
	30 JUNE
	2011	2010
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	2,771,481	1,353,682

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation of property, plant and equipment	383,091	381,217
Amortization of land use rights	31,882	30,885
Gain from disposals of fixed assets and other	48,518	—

Changes in operating assets and liabilities

Accounts receivable to third parties	(628,954)	(1,688,502)
Notes receivable	2,060,907	224,966
Advances to third party suppliers, net	406,352	12,085
Other receivables	(189,295)	1,260,224
Amounts due from related parties	(980,517)	(2,577,344)
Inventories	(159,783)	38,127
Accounts payable to third parties	582,436	(418,112)
Notes payable	1,545,213	(2,196,772)
Tax payable	251,858	609,812
Advances from third party customers	179,912	19,667
Payroll and welfare payable	16,768	—
Other payables to third parties	(923,159)	830,092
Amounts due to related parties	90,922	(160,411)
Accrued expenses	26,246	81,839
Deferred tax assets	13,208	19,656
Deferred tax liabilities	(27,155)	(26,868)

Net cash provided by /(used in) operating activities	5,499,932	(2,205,757)

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (continued)
(UNAUDITED)

	SIX MONTHS ENDED
	30 JUNE
	2011	2010
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES

Release of restricted cash	226,494	2,416,449
Purchases of property and equipment	(7,501,763)	(150,814)

Net cash provided by (used in) investing activities	(7,275,269)	2,265,636

CASH FLOWS FROM FINANCING ACTIVITIES

Bank loan repaid	(5,349,520)	(5,922,557)
Proceeds from additional paid-in capital	23,877	—
Proceeds from short-term bank borrowings	3,056,868	6,440,781

Net cash provided by (used in) financing activities	(2,268,775)	518,224

Effect of foreign exchange rate changes	108,747	(46,378)

Net increase/(decrease) in cash	(3,935,365)	531,725

Cash, beginning of year	6,634,012	881,229

Cash, end of year	2,698,647	1,412,954

Supplementary disclosure of cash flow information:
Interest expense paid	398,519	132,326
Income taxes paid	713,393	120,989

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION
a)	Corporate information
SMSA Treemont Acquisition Corp. (the “Company”) was originally incorporated in the State of Nevada on 3 May 2010.

Xiangrui Pharmaceutical International Limited (“Xiangrui”) was incorporated in the British Virgin Islands on 29 November 2010. Tai’an Yisheng Management & Consulting Co., Ltd (“WFOE”) was incorporated by Xiangrui on 6 May 2011 as a wholly foreign owned enterprise in China. Xiangrui is a holding company that has no operations or assets other than its ownership of all of the capital stock of the WFOE.

On 9 May 2011, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Shandong Xiangrui Pharmacy Co., Ltd., (“Shandong Xiangrui”), a PRC company and its shareholders. The VIE Agreements are comprised of a series of agreements, including an Exclusive Technical and Consulting Service Agreement, Management Fee Payment Agreement, Equity Interest Pledge Agreement, Exclusive Equity Interest Purchase Agreement, Operating Agreement and Proxy Agreement, through which the WFOE has the right to advise, consult, manage and operate the Company for an annual consulting services fee in the amount of the Company’s yearly net income before tax. In order to further reinforce the WFOE’s rights to control and operate the Company, the Company’s shareholders have entrusted their shareholder’s rights in the Company to a person designated by the WFOE.

As a result of entering the abovementioned agreements, the WFOE deems to control Shandong Xiangrui as a Variable Interest Entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 Consolidated of Variable Interest Entities.

On 13 May 2011, the Company entered into the Share Exchange Agreement with Xiangrui and its sole shareholder, Mr. Xu. Pursuant to the Share Exchange Agreement the Company issued 12,363,885 newly created shares to Mr. Xu, and became the sole shareholder of Xiangrui. The shares the Company issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. Meantime, the Company issued 400,000 shares at par value to New Fortress Group Ltd., a British Virgin Islands entity, and the consideration had not been received.

This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Xiangrui is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to 13 May 2011 are those of consolidated results of Xiangrui and the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a)	Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of the Company, Xiangrui, WFOE and Shandong Xiangrui (the “Group”)
All significant inter-company accounts and transactions have been eliminated in consolidation.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
a)	Principles of Consolidation (continued)

The Group has adopted FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

b)	Basis of preparation

In the opinion of management, the unaudited condensed financial statements have been prepared and presented in accordance with the accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP. However, the information included in these interim financial statements reflects all adjustments (consisting solely normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year.

c)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, provision for inventories, useful lives of property and equipment and intangible assets, income tax and tax related valuation allowance, and contingencies. Actual results could differ significantly from those estimates.

d)	Foreign currency

The functional currency of Shandong Xiangrui is Chinese Renminbi (RMB), as determined based on the criteria of FASB ASC 830 Foreign Currency Matters. The Group uses the U.S. dollar for financial reporting purpose.

Shandong Xiangrui translates assets and liabilities into U.S. dollars using the applicable exchange rate quoted by the People’s Bank of China at the balance sheet date. The income and expenses items are translated using average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income — translation adjustments. The exchange rates used for the translation are listed below.

	Period end exchange rate	Year end exchange rate
	US$:RMB	US$:RMB

June 30, 2011	6.4716	N/A
December 31,2010	N/A	6.6227

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
d)	Foreign currency (continued)

	Three months average	Six months average
	US$:RMB	US$:RMB

Second quarter of 2011	6.4850	N/A
First half of 2011	N/A	6.5426
Second quarter of 2010	6.8151	N/A
First half of 2010	N/A	6.7538
e)	Fair value of financial instruments

The Group adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Include other inputs that are directly or indirectly observable in the marketplace; and

•	Level 3 — Unobservable inputs which are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, and amounts due to employees approximate their fair value due to their short-term maturities.

f)	Cash
The Group considers all cash on hand and demand deposits as cash.
g)	Restricted cash
Restricted cash represents amounts held by banks, which are not available for the Group use, as secure for issuance of letters of credit.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)
h)	Notes and accounts receivable

Notes receivable represent bank notes which are paid by third party commercial banks upon due thus are believed to have low credit risk. Provisions are made against notes and accounts receivable for estimated losses resulting from the inability of collecting payments from our customers. The Group periodically assesses notes and accounts receivable balances to determine whether an allowance for doubtful accounts should be made based upon historical bad debt analysis, specific customer creditworthiness, and current economic trends. Notes and accounts receivable in the balance sheets are stated net of such provision, if any.

i)	Inventories

Inventories are stated at the lower of cost or net realizable value at balance sheet date. Cost of inventories is determined using the weighted average method. Provisions are made for excessive, slow moving and obsolete inventories as well as inventories whose carrying value exceeds their net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs and expenses and related taxes necessary to make the sale. Provision for inventories is determined on an individual item basis. Raw material costs are based on purchase costs while work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

j)	Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives detailed as follows:

Estimated	Estimated		Annual
Category	useful life	residual value	depreciation rate

Buildings	20 years	5%	4.75%

Machinery	5-10 years	5%	9.5%–19%

Office equipments	5-10 years	5%	9.5%-19%

Vehicles	10 years	5%	9.5%

Expenditures for major additions or improvement that extend the useful lives of property and equipment are capitalized as additions to the related assets. Expenditure for minor replacements, maintenance and repairs that do not improve or extend the lives of the assets are charged to expense when incurred. Retirement, sales and disposals of assets are recorded by removing the cost and accumulated depreciation, with any resulting gain or loss reflected in the statements of income.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
k)	Property, plant and equipment

All direct and indirect costs that are related to the construction of property and equipment and incurred before the assets are ready for their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use. Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalization of interest costs is suspended during extended periods in which activities related to the acquisition or construction of the qualifying assets are interrupted.

l)	Land use rights

Prepayments for land use rights represent amounts paid for the right to use land in China and are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the terms of the respective land use rights agreements, which are 50 years.

m)	Revenue recognition

The Group recognizes revenue pursuant to ASC 605 Revenue Recognition, where persuasive evidence of an arrangement exists (demonstrated via contract with purchasers), delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. The Group does not provide discount for early payments or any other allowances on sales.

n)	Shipping and handling costs
Shipping and handling costs are included in selling expenses. The shipping and handling costs for the six-month period ended June 30, 2011 and 2010 were US$317,347 and US$236,833, respectively.
o)	Cost of goods sold
Cost of goods sold consists primarily of purchase costs of raw material, direct labor costs and overhead expenses attributable to production and machine depreciation.
p)	Advertising expenditures
Advertising expenditures are expensed as incurred. There were no advertising costs incurred in the reporting period.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
q)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 Comprehensive Income requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Group has chosen to report comprehensive income in the Statements of Stockholders’ Equity. The Group’s other comprehensive income represents foreign currency translation adjustments.

r)	Income taxes

The Group uses the accrual method of accounting to determine income taxes for the year. The Group has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to accumulated depreciation, allowance for doubtful accounts as well as the potential impact of any net operating loss carryforwards and their potential utilization. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Group is able to realize that tax benefit, or that future realization is uncertain.

The Group’s operation in U.S. files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company’s operation in U.S. is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 1 August 2008. The Company does not anticipate any examinations of returns filed for periods ending after 1 August 2008.

All of Shandong Xiangrui’s operations are in China. Shandong Xiangrui’s operations in China are subject to China’s New Enterprise Income Tax (“EIT”) Law, which became effective on 1 January 2008 and has a uniform statutory tax rate of 25 percent.

s)	Value-added tax (VAT)

In accordance with the relevant tax laws of China, value-added taxes (VAT) are levied on the invoiced value of sales and are payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but can deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheets.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
t)	Employee benefits

Full-time employees of Shandong Xiangrui participate in a government-mandated multi-employee defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require Shandong Xiangrui make contributions to the government for these benefits based on a specific percentage of the employees’ salaries up to a maximum of three times the average annual salary for the city in which Shandong Xiangrui operates for the prior year. Shandong Xiangrui has no legal obligation for the benefits beyond the contributions made.

u)	Impairment of long-lived assets

The Group evaluates its long-lived assets, including property and equipment for impairment whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 Property, Plant and Equipment. When these events occur, the Group assesses the recoverability of long-lived assets by comparing the carrying amount of the assets to the expected future undiscounted cash flows resulting from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Group recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. No impairment of long-lived assets was recognized for any of the years presented.

v)	Government grants

We receive grants from the government. The grants received from government are recorded in the financial statements in accordance with the purpose and the nature of the grant, either as other income, a reduction of expenses, or a reduction of the cost of the capital investment. The benefit of grants is recorded when performance is complete and all conditions as specified in the agreement are fulfilled. Any refundable grant is accounted for as a liability.

w)	Income (Loss) per share

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

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
w)	Income (Loss) per share (continued)

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Group’s net income (loss) position at the calculation date.

As of 30 June 2011, the Group had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.
x)	Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses (“FASB ASC Topic 310”). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the Group’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Group beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Group beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Group’s consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles — goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
y)	Recently issued accounting pronouncements (continued)

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after 15 June 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

3.	NOTES AND ACCOUNTS RECEIVABLE, NET
Accounts receivable is stated at net value. As of 30 June 2011, the allowance for doubtful accounts recorded by the Group amounted to US$936,669.

Notes receivable represent bank drafts that are non-interest bearing and due within six months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

4.	PROPERTY , PLANT AND EQUIPMENT, NET

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
Buildings	2,368,933	2,368,933
Machinery	6,652,819	6,934,521
Office equipment	32,636	18,911
Motor vehicles	60,172	59,098

Total	9,114,560	9,381,463
Less: Accumulated depreciation	(6,625,076)	(6,484,434)

Subtotal	2,489,484	2,897,029
Construction in progress	7,553,946	76,247

Property, plant and equipment, net	10,043,430	2,973,276

As of 30 June 2011, Shandong Xiangrui pledged its building with net book value of US$1,152,612 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party (Note 11).

Depreciation expenses for the three months ended 30 June 2011 and 2010 were $254,304 and $184,370 and for the six months ended 30 June 2011 and 2010 were $383,091 and $381,217, respectively.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
5.	LAND USE RIGHTS, NET

As of 30 June 2011, Shandong Xiangrui pledged its land use rights with net book value of US$646,372 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd, a related party.

Land use rights are summarized as follows:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
Land use rights, cost	2,766,860	2,766,860
Less: accumulated amortization	(255,993)	(224,111)

Land use rights, net	2,510,867	2,542,749

6.	BANK BORROWINGS
The Group had the following outstanding short-term loans with banks:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
Rural Cooperative Bank of Dongping, Shandong	4,403,856	2,793,422
China Merchant Bank	1,545,213	—
Agricultural Develop Bank	—	4,529,875
Bank of Communications	—	754,979

Total	5,949,069	8,078,276

The Group’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 4.86% to 7.02%. Interest expense on bank borrowings for the three months ended 30 June 2011 and 2010 was $223,345 and $38,650 and for six months ended 30 June 2011 and 2010 was $398,519 and $124,997, respectively. All bank loans are due within one year from balance sheet date.

7.	INCOME TAXES

On 13 May 2011, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

All of Shandong Xiangrui’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)
Income before taxes and the provision for taxes consists of the following:

	THREE MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Income before taxes:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	1,639,708	967,461

Total income before taxes	1,639,708	967,461

	THREE MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	402,440	255,845

Current income taxes	402,440	255,845

Deferred
US Federal	—	—
US State	—	—
BVI	—	—
PRC	2,358	5,789

Deferred income taxes	2,358	5,789

Total provision for income taxes	404,798	261,634

	SIX MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Income (loss) before taxes:
US Federal	—	—
US State	(3,877)	(6,095)
BVI	—	—
PRC	3,726,662	1,841,387

Total income (loss) before taxes	3,722,785	1,835,292

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

	SIX MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	965,251	488,822

Current income taxes	965,251	488,822

Deferred
US Federal	—	—
US State	—	—
BVI	—	—
PRC	(13,947)	(7,212)

Deferred income taxes	(13,947)	(7,212)

Total provision for income taxes	951,304	481,610

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	THREE MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Profit before income tax	1,639,708	967,461
Corporate income tax rate	25%	25%
Computed tax at statutory rate	409,927	241,865
Income exempted from taxation	(5,129)	—
Expenses not deductible for tax purposes	—	19,769

Provision for income taxes	404,798	261,634

	SIX MONTHES ENDED 30 JUNE
	2011	2010
	US$	US$
Profit before income tax	3,722,785	1,835,292
Corporate income tax rate	25%	25%
Computed tax at statutory rate	930,696	458,823
Income exempted from taxation	(6,098)
Expenses not deductible for tax purposes	26,706	22,787

Provision for income taxes	951,304	481,610

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Group’s deferred tax assets and liabilities are as follows:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	271,447	265,254

Total deferred tax assets	271,447	265,254

Deferred tax liabilities
Depreciation of property, plant and equipments	164,609	172,363

Total deferred tax liabilities	164,609	172,363

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.
8.	VAT AND MISCELLANEOUS TAXES PAYABLE

Miscellaneous tax payables mainly comprise local supplementary taxes that levied as a percentage of the total income tax and VAT tax paid. Details of VAT and miscellaneous taxes payable are set forth in the following table:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
VAT	111,293	859,128
Urban construction tax	6,415	46,064
Education tax	3,849	25,837
Local supplementary tax	2,566	8,613
Land use tax	2,905	3,918
Real estate tax	4,010	2,838
Stamp duty	2,829
Personal income tax payable on behalf of staffs	2,400	1,667

Total	136,267	948,065

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9.	OTHER PAYABLE TO THIRD PARTIES
Other payables to third parties consist of the following:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$
Purchases of property and equipment	77,884	111,535
Others	16,236	93,946

Total	94,120	205,481

10.	STATUTORY RESERVES

In accordance with the Company Law of the People’s Republic of China, Shandong Xiangrui should make appropriations from after-tax profit to non-distributable reserve funds. These reserve funds include (i) a general reserve and (ii) a discretionary fund. Shandong Xiangrui adds an annual statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s statutory accounts. The appropriations to discretionary fund are at Shandong Xiangrui’s discretion. These reserve funds can only be used for specific purposes of enterprises expansion and not distributable as cash dividends. Shandong Xiangrui provided 10% of statutory reserve and 6% of discretionary reserve upon distributable profit. Details of those reserves are presented as follows:

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$

Statutory reserve	604,154	326,619
Discretionary reserve	362,494	195,972

Total	966,648	522,591

11.	RELATED PARTY TRANSACTIONS
The principal related parties with which the Group had transactions are listed as follows:

Name	Relationship

Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.	RELATED PARTY TRANSACTIONS (CONTINUED)
For the six months ended 30 June 2011, and 2010, the Group engaged in the following significant related party transactions:
(a)	Utility (steam and electricity) supply
Steam supply received from

			SIX MONTHS ENDED 30 JUNE
			2011	2010
			US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i	)	982,686	834,695

Electricity supply received from

			SIX MONTHS ENDED 30 JUNE
			2011	2010
			US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i	)	998,990	763,044

Electricity supplied to

			SIX MONTHS ENDED 30 JUNE
			2011	2010
			US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	(i	)	—	273,167

(b)	Raw materials purchased from

	SIX MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	1,362,750	373,535

(c)	Plant facility lease from

		SIX MONTHS ENDED 30 JUNE
		2011	2010
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(ii)	4,700	4,574

(i)	See Note 12 (a).

(ii)
In December 2008, Shandong Xiangrui entered into a rental contract with the Shandong Runyin Bio-chemical Co., Ltd. for some plants, which are used for the production of stearic and glycerol. The lease contract is renewed on a yearly basis. The lease payment is around US$9,000 per year.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.	RELATED PARTY TRANSACTIONS (CONTINUED)
As of 30 June 2011 and 31 December 2010, the Group had following balances with related parties:
(e)	Amounts due from related parties

	30 JUNE	31 DECEMBER
	2011	2010
	US$	US$

Shandong Runyin Bio-chemical Co., Ltd.	980,517	—

Total	980,517	—

(f)	Amounts due to related parties

	JUNE 30,	DECEMBER 31
	2011	2010
	US$	US$
Ruixing Group Co., Ltd.	245,716	297,285
Shandong Runyin Bio-chemical Co., Ltd.	2,094,732	1,952,241

Total	2,340,448	2,249,526

12.	COMMITMENTS AND CONTINGENCIES
(a)	Supply Commitment

In January 2009, Shandong Xiangrui entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for Shandong Xiangrui’s cornstarch and glucose production. The non-cancelable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. Total amount of the contract per year would be determined by the actual quantity of utilities consumed by Shandong Xiangrui. Please refer to Note 11 for the actual value of supply consumed by Shandong Xiangrui in six months ended 30 June 2011 and 2010 respectively.

(b)	Loan Guarantee

As of 30 June 2011, Shandong Xiangrui pledged its building with net book value of US$2,510,867 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd.

As of 30 June 2011, Shandong Xiangrui pledged its land use rights with net book value of US$646,372 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd, a related party (Note 11).

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)
(c)	Capital Purchase Commitment

As of 30 June 2011, Shandong Xiangrui entered into non-cancellable contracts with some constructor and machinery suppliers for purchase of plant and machinery with amount of US$793,576.

(d)	Contingencies

The Group had no material contingent events during the reporting period.
13.	SEGMENT AND GEOGRAPHIC INFORMATION
Business segments

The main product of the Group is cornstarch, some of which are further processed into glucose based on market demand or customer requests. The cornstarch and glucose production share the same production line and facilities. The cornstarch and glucose production are not individually assessed when the Group’s chief operating decision maker reviews the operation results and make resources allocation. The Group does not prepare separate financial information for cornstarch and glucose production. Therefore, the management believes the Group is operating in one reportable segment.

Geographical segments
All the revenue is attributed to the revenue from China.
14.	SUBSEQUENT EVENTS
In the opinion of the management, the Group had no significant subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by those forward-looking statements.
(1) Overview
We are a corn processor in Shandong Province, China. We manufacture and distribute cornstarch, glucose, and other by-products through our direct and indirect subsidiaries in China. Our products are important ingredients for a wide range of industries, including food and beverages, animal nutrition, pharmaceuticals, textile and other industrial manufacturing industries.
Our customers are located primarily in Shandong Province. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in food and beverages as well as the pharmaceutical industries, which together constituted approximately 76.38% of our revenue for the six months ended June 30, 2011. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 12.5% of our revenue for the six months ended June 30, 2011. Sales of our products to the industrial manufacturing sector accounted for approximately 11.12% of our revenue for the six months ended June 30, 2011.
As of June 30, 2011, we had an annual production capacity of 140,000 tones of cornstarch. We have invested about $7.5 million in new equipment and building to install a new product line and expect to invest an additional $4.5 million by the end of 2011. Once the new production line is ready to use by October 2011, we expect to increase our annual capacity to 240,000 tonnes.
(2) Results of Operations
The information provided below relates to the combined enterprises after the acquisition of Xiangrui Pharmaceutical International Limited, a British Virgin Islands company and its direct and indirect subsidiaries (“Xiangrui”) pursuant to a share exchange agreement (the “Share Exchange Agreement”) dated as of May 13, 2011, among us, Xiangrui, and Mr. Chongxin Xu, the sole shareholder of Xiangrui, except that information relating to periods prior to May 13, 2011, the date of the reverse acquisition, only relate to Xiangrui unless otherwise specifically indicated.

Results of operations for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.

	Three months Ended
	June 30,
	(unaudited)
	2011	2010	$ Change	% Change
	(In thousands, except percentages)

Statement of operations data
Revenues	$19,509	10,742	8,767	82%
Cost of sales	16,947	9,382	7,565	81%

Gross profit	2,562	1,360	1,202	88%

Operating expenses
Selling and distribution expenses	248	264	(16)	(6%)
General and administrative expenses	371	64	307	480%

Total operating expenses	619	328	219	89%

Income from operations	1,943	1,032	911	88%
Interest income	1		1
Interest expenses	223	45	178	396%
Other expenses, net	80	19	61	321%

Income before income tax expenses	1,640	967	673	70%

Income taxes expenses	405	262	143	55%

Net income attributable to ordinary shareholders	1,235	706	529	75%
Revenues. Revenues increased by $8.8 million, or 82%, to $19.5 million in the three months ended June 30, 2011 from $10.7 million for the same period in 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices. Sales volumes increased to 33,721 tonnes in the three months ended June 30, 2011, at an increase of 13,117 tonnes from 20,604 tonnes in the same period of 2010. The increase in sales volumes is mainly attributable to high market demand and increase in the production utilization rate. The average selling price of our products increased 11% from $521.37 per tonne in the three months ended June 30, 2010 to $578.5 per tonne in the same period of 2011.
The increase in selling prices was mainly due to the increase of the average purchase price of raw materials, which increased by approximately 20% in the three months ended June 30, 2011 as compared to the same period in 2010.
Cost of Sales. Our cost of sales increased by $7.6 million, or 81%, to $16.9 million in the three months ended June 30, 2011 from $9.4 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which is in line with the increase in our sales revenues and, in part, due to an increase in the average purchase price of raw materials. Our cost of sales as a percentage of revenues for the three months ended June 30, 2011 is similar to that for the same period in 2010.

Gross Profit. Our gross profit increased by $1.2 million, or 88%, to $2.6 million during the three months ended June 30, 2011 from $1.4 million for the same period in 2010. Gross profit from cornstarch increased by $0.8 million, or 75%, to approximately $1.9 million in the three months ended June 30, 2011 from $1.1 million for the same period in 2010. Gross profit from glucose increased by $0.4 million, or 146%, to approximately $0.7 million in the three months ended June 30, 2011 from $0.3 million for the same period in 2010. The increase in gross profit was mainly due to the increase in our sales volume. Gross profit as a percentage of revenues remained stable at 13.4% during the three months ended June 30, 2011, as compared to 12.7% for the same period of 2010.
Selling and Distribution Expenses. Selling and distribution expenses include freight, salaries and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling and distribution expenses decreased by $16,347, or 6%, to $0.25 million during the three months ended June 30, 2011, from $0.26 million for the same period in 2010.
General and Administrative Expenses. General and administrative expenses are comprised of salary and benefits for administrative personnel, depreciation and amortization of non-production equipments and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.3 million, or 480%, to $0.4 million during the three months ended June 30, 2011 from $63,358 for the same period in 2010. The increase was mainly attributable to professional fees incurred in connection with the acquisition pursuant to the Share Exchange Agreement.
Interest Expenses. Interest expenses are related to our bank borrowings, which are Renminbi denominated loans with fixed interest rates ranging from 4.86% to 7.02%. Our interest expenses increased by $0.18 million to $0.22 million during the three months ended June 30, 2011, from $45,979 for the same period in 2010. The increase is mainly due to new borrowings in April and the increase in interest rate.
Income Before Income Tax Expenses. Income before income tax expenses increased by $0.7 million, or 70%, to $1.6 million in the three months ended June 30, 2011 from $1.0 million for the same period in 2010.
Income Tax Expenses. Our income tax expenses increased by $143,164 to $404,798 during the three months ended June 30, 2011 as compared to the same period in 2010. The increase in income tax expenses was mainly attributable to the increase in income before income tax expenses in the three months ended June 30, 2011 as compared to the same period in 2010.
Net Income Attributable to Ordinary Shareholders. Our net income attributable to ordinary shareholders increased by $0.5 million, or 75%, to $1.2 million in the three months ended June 30, 2011 from $0.7 million in the same period of 2010 as result of the above factors.

Results of operations for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

	Six months Ended
	June 30,
	(unaudited)
	2011	2010	$ Change	% Change
	(In thousands, except percentages)

Statement of operations data
Revenues	$35,631	19,726	15,905	81%
Cost of sales	30,361	17,120	13,241	77%

Gross profit	5,270	2,607	2,663	102%

Operating expenses
Selling and distribution expenses	541	507	34	7%
General and administrative expenses	488	119	369	310%

Total operating expenses	1,029	626	403	64%

Income from operations	4,241	1,981	2,260	114%
Interest income	2		2
Interest expenses	399	132	267	202%
Other expenses, net	122	14	108	771%

Income before income tax expenses	3,723	1,835	1,888	103%

Income taxes	951	482	469	97%

Net income attributable to ordinary shareholders	2,771	1,354	1,417	105%
Revenues. Revenues increased by $15.9 million, or 81%, to $35.6 million in the six months ended June 30, 2011 from $19.7 million for the same period in 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices. Sales volumes increased to 61,913 tonnes in the six months ended June 30, 2011, at an increase of 23,678 tonnes from 38,235 tonnes in the same period of 2010. The increase in sales volumes is mainly attributable to high market demand and increase in the production utilization rate. The average selling price of our products increased by 11.5% from $515.92 per tonne in the six months ended June 30, 2010 to $575.5 per tonne in the same period of 2011.
The increase in selling prices was mainly due to the increase of the average purchase price of raw materials, which increased by approximately 16% in the six months ended June 30, 2011 as compared to the same period in 2010.
Cost of Sales. Our cost of sales increased by $13.2 million, or 77%, to $30.4 million in the six months ended June 30, 2011 from $17.1 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which was in line with an increase in our sales revenues, and partly due to an increase in the average purchase price of raw materials.
Gross Profit. Our gross profit increased by $2.7 million, or 102%, to $5.3 million during the six months ended June 30, 2011 from $2.6 million for the same period in 2010. Gross profit from cornstarch increased by $1.9 million, or 100%, to approximately $3.9 million in the six months ended June 30, 2011 from $2 million for the same period in 2010. Gross profit from glucose increased by $0.7 million, or 112%, to approximately $1.4 million in the six months ended June 30, 2011 from $0.7 million for the same period in 2010. The increase in gross profit was mainly due to the increase in our sales volume. Gross profit as a percentage of revenues increased by 14.8% during the six months ended June 30, 2011, as compared to 13.2% for the same period in 2010. The gross profit margin increase was mainly due to our ability to increase the unit selling price of our products higher than the purchase price of corn kernels. The total supply of cornstarch and glucose did not increase as fast as the increase in market demand. This was mainly because the Chinese government shut down small factories which were operating without the required waste water treatment systems. The Chinese government also halted approval of new corn-refinery projects, due to the government’s commitment to environmental protection. The improvement in gross profit margins is also attributable to the economies of scale we achieved with expanded production volume.
Selling and Distribution Expenses. Our selling and distribution expenses increased by $34,567, or 7%, to $0.54 million during the six months ended June 30, 2011, from $0.51 million for the same period in 2010.

General and Administrative Expenses. Our general and administrative expenses increased by $0.37 million, or 310%, to $0.49 million during the six months ended June 30, 2011 from $0.12 million for the same period in 2010. The increase was mainly attributable to professional fees incurred in connection with the acquisition pursuant to the Share Exchange Agreement.
Interest Expenses. Our interest expenses increased by $0.27 million to $0.4 million during the six months ended June 30, 2011, from $0.13 million for the same period in 2010. The increase is mainly due to new borrowings in March and April and the increase in interest rate.
Income Before Income Tax Expenses. Income before income tax expenses increased by $1.9 million, or 103%, to $3.7 million in the six months ended June 30, 2011 from $1.8 million for the same period in 2010.
Income Tax Expenses. Our income tax expenses increased to $0.95 million from $0.48 million during the six months ended June 30, 2011 as compared to the same period of 2010. The increase in income tax expenses was mainly attributable to the increase in income before income tax expenses in the six months ended June 30, 2011 as compared to the same period in 2010.
Net Income Attributable to Ordinary Shareholders. Our net income attributable to ordinary shareholders increased by $1.4 million, or 105%, to $2.8 million in the six months ended June 30, 2011 from $1.4 million for the same period in 2010 as result of the above factors.
(3) Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2011 was $5.5 million, an increase of $7.7 million from $2.2 million used in operating activities for the same period in 2010. The increase in cash provided by operating activities is mainly attributable to higher net income, decreased notes receivable due to collection of notes receivable and increased notes payable and accounts payable as a result of longer payment terms offered by our suppliers for larger purchases.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2011 was $7.2 million, an increase of $9 million from $2.2 million provided by investing activities for the same period in 2010. The increase in cash used in investing activities is mainly due to more expenditures for purchases of property and equipments and construction in process.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2011 was $2.3 million, compared with $0.5 million provided by financing activities for the same period in 2010. The increase in cash used in financing activities is mainly due to fewer short-term bank borrowings in the six months ended June 30, 2011.
Loans
We have financed our operations primarily through bank loans and operating income. We have a total of $5.9 million short-term loans outstanding as of June 30, 2011. The terms of all these short-term loans are for one year. As of the date of this quarterly report, we have not defaulted on any of these loans.

Guarantees
We have guaranteed certain borrowings of related parties including short-term bank loans. The total guaranteed amount was approximately $12.4 million as of June 30, 2011.
Future Cash Commitments and Needs
We may require additional capital to run our new production line to expand our production capacity. The exact amount will be determined based on both the market demand for our products and the period of time required for these facilities to run at full capacity. We will carefully review our financial conditions and consider various financing options including internally generated cash, bank loans and additional equity financing. We expect that the proceeds from our operating cash flows and cash balances, together with credit lines available under bank loans, will be sufficient to meet our anticipated liquidity needs for the next twelve months.
(4) Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates ” presented in our Current Report on Form 8-K/A filed on July 20, 2011.
(5) Recently Issued Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 Summary of Significant Accounting Policies — Recently issued accounting pronouncements.”
(6) Special Note Regarding Forward-Looking Statements
This document contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation
Since our inception, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the change of consumer price index in China was 3.3% in 2010. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.
Foreign Currency Exchange Risk
Substantially all of our revenues and expenses are denominated in Renminbi. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although in general, our exposure to foreign exchange risks should be limited, the value of your investment in our shares will be affected by the exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares will be traded in U.S. dollars.
The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the Renminbi against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On June 20, 2010, the People’s Bank of China announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this policy may impact the Renminbi exchange rate. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert the Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amounts available to us.
Interest Rate Risk
We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in the interest rates for our short-term bank loans renewed during the six months ended June 30, 2011.
Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.
We are also exposed to interest rate risk relating to the interest income generated by excess cash, which is mostly held in interest-bearing bank deposits. We have not used derivative financial instruments in our investment portfolio. Interest earning instruments carry a degree of interest rate risk. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in market interest rates. However, our future interest income may fall short of expectations due to changes in market interest rates.

ITEM 4	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Office and our Chief Financial Officer (each a “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in our internal controls over financial reporting. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.
Changes in Internal Controls
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1
Share Exchange Agreement, dated May 13, 2011, among the Company, Xiangrui and Mr. Chonxing Xu. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.1
Loan Agreement, dated March 15, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.2
Loan Agreement, dated March 16, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.3
Guarantee Agreement, dated March 15, 2011, between Shandong Guangda Sun & Moon Grease Co., Ltd. and Rural Cooperative Bank of Dong Ping, Shandong for RMB 10 million loans. [English Translation of Summary] [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.4
Loan Agreement, dated April 15, 2011, between Shandong Xiangrui and China Merchant Bank, Jinan Branch, for RMB 10 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.5
Irrevocable Maximum Guarantee Letter , dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Shandong Runyin Bio-chemical, for a RMB 10 million loan. [English Translation of Summary] [Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.6
Irrevocable Maximum Guarantee Letter , dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Mr. Xuchun Wang, for a RMB 10 million loan. [English Translation] [Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.7
Contract of Offering Technology Design, Key Equipments, Materials and Technique Service for Effluent Disposal Project, dated February 1, 2011, between Shandong Xiangrui and Park Environment Protection Technology (Shanghai) Co., Ltd. [English Translation of Summary] [Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.8
Corn Kernels Purchase Agreement, dated April 1, 2011, between Shandong Xiangrui and Ji’nan Jingliang Grains Storage Co., Ltd. [English Translation] [Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.9
Corn Kernels Purchase Agreement, dated May 6, 2011, between Shandong Xiangrui and Zhongjiao Grain and Oil Storage Center, Qingdao Tariff-free Area. [English Translation] [Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.10
Corn Kernels Purchase Agreement, dated May 9, 2011, between Shandong Xiangrui and Tai’an Branch of China Grain Reserves Corporation. [English Translation] [Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

Exhibit No.		Description

10.11
Corn Kernels Purchase Agreement, dated May 11, 2011, between Shandong Xiangrui and Shanghai Yihai Commerce & Trade Co., Ltd. [English Translation] [Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.12
Exclusive Technical and Consulting Service Agreement, dated May 9, 2011, between the WFOE and Shandong Xiangrui. [previously filed as Exhibit 10.33] [Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.13
Management Fee Payment Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders. [previously filed as Exhibit 10.34] [Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.14
Equity Interest Pledge Agreement, dated May 9, 2011, between the WFOE and the Shandong Xiangrui Shareholders. [Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.15
Exclusive Equity Interest Purchase Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders. [Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.16
Operating Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders. [Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.17
Proxy Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders. [Incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.18		Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Binglong Qiao. [Incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.19		Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Guo Wang. [Incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.20		Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Lingfa Huang. [Incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.21		Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Xuchun Wang. [Incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herein

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Treemont Acquisition Corp.
Dated: August 15, 2011	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer