Form 10-Q/A
period 2011-06-30
SMSA Treemont Acquisition Corp
filed 2011-09-06
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
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

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
					other	Total
	Common	Additional	Statutory	Retained	comprehensive	shareholders’
	Stock	Paid-in capital	reserves	earnings	loss	equity
	US$	US$	US$	US$	US$	US$
	(Note 1)

Balance at 31 December 2010	13,295	2,416,446	522,591	2,651,456	(427,019)	5,176,769

Net income	—	—	—	2,771,481	—	2,771,481
Foreign currency translation adjustment	—	—	—	—	(54,699)	(54,699)

Total comprehensive income	—	—	—	2,771,481	(54,699)	2,716,782

Appropriation of statutory reserve	—	—	444,057	(444,057)	—	—
Contribution from shareholders		23,877	—	—	—	23,877

Balance at 30 June 2011	13,295	2,440,323	966,648	4,978,880	(481,718)	7,917,428

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

The following table illustrates the equity transactions of the Company during the six month period ended 30 June 2011:

	Common Stock
	Shares	Amount(US$)

Shares issued as of 31 December 2010	530,615	531
New shares issued	400,000	400
Recapitalization for reverse acquisition	12,363,885	12,364

Balance as at 30 June 2011	13,294,500	13,295

This transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Xiangrui is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for the periods prior to 13 May 2011 are those of consolidated results of Xiangrui and the Company.

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

	Period end exchange rate	Year end exchange rate
	US$:RMB	US$:RMB

June 30, 2011	6.4716	N/A
December 31, 2010	N/A	6.6227

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Foreign currency (continued)

	Three months average	Six months average
	US$:RMB	US$:RMB

Second quarter of 2011	6.4850	N/A
First half of 2011	N/A	6.5426
Second quarter of 2010	6.8151	N/A
First half of 2010	N/A	6.7538
e)	Fair value of financial instruments

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

Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives detailed as follows:

Estimated	Estimated		Annual
Category	useful life	residual value	depreciation rate

Buildings	20 years	5%	4.75%

Machinery	5-10 years	5%	9.5%-19%

Office equipments	5-10 years	5%	9.5%-19%

Vehicles	10 years	5%	9.5%
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

	THREE MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Income before taxes:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	1,639,708	967,461

Total income before taxes	1,639,708	967,461

	THREE MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	402,440	255,845

Current income taxes	402,440	255,845

Deferred
US Federal	—	—
US State	—	—
BVI	—	—
PRC	2,358	5,789

Deferred income taxes	2,358	5,789

Total provision for income taxes	404,798	261,634

	SIX MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Income (loss) before taxes:
US Federal	—	—
US State	(3,877)	(6,095)
BVI	—	—
PRC	3,726,662	1,841,387

Total income (loss) before taxes	3,722,785	1,835,292

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

	SIX MONTHS ENDED 30 JUNE
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

	THREE MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Profit before income tax	1,639,708	967,461
Corporate income tax rate	25%	25%
Computed tax at statutory rate	409,927	241,865
Income exempted from taxation	(5,129)	—
Expenses not deductible for tax purposes	—	19,769

Provision for income taxes	404,798	261,634

	SIX MONTHS ENDED 30 JUNE
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

(i)
In January 2009, the Company entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for the Company’s cornstarch and glucose production. The non-cancellable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 whose price was determined by reference to market price.

(ii)
In December 2008, Shandong Xiangrui entered into a rental contract with the Shandong Runyin Bio-chemical Co., Ltd. for some plants, which are used for the production of stearic and glycerol. The lease contract is renewed on a yearly basis. The lease payment is around US$9,000 per year, which was determined in reference to market price.

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
Business segments
The main products of the Company are cornstarch and glucose, which have almost the same production process. Both are produced from corn kernels as raw materials while the only minor difference is that glucose is further processed from cornstarch by simply mixing up a few auxiliaries. The two products are sold to same type of customers with same distribution method. As such, the cornstarch and glucose production are not individually assessed when the Company’s chief operating decision maker reviews the operation results and make resources allocation. Therefore, the management believes the two products should be aggregated into one reporting segment to better reflect the Company’s economic activities.
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
Our customers are located primarily in Shandong Province. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in food and beverages as well as the pharmaceutical industries, which together constituted approximately 76.38% of our revenue for the six month period ended June 30, 2011. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 12.5% of our revenue for the six months ended June 30, 2011. Sales of our products to the industrial manufacturing sector accounted for approximately 11.12% of our revenue for the six months ended June 30, 2011.
As of June 30, 2011, we had an annual production capacity of 140,000 tones of cornstarch. We have invested about $7.6 million in new equipments and a new building to install a new product line and expect to invest an additional $4.4 million into this project by the end of 2011. Once the new production line is ready to use by October 2011, we expect to increase our annual capacity to 240,000 tonnes.
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
Revenues.
Revenues increased by $8.8 million, or 82%, to $19.5 million in the three months ended June 30, 2011 from $10.7 million for the same period in 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices. Sales volumes increased to 33,721 tonnes in the three months ended June 30, 2011, at an increase of 13,117 tonnes from 20,604 tonnes in the same period of 2010. The increase in sales volumes is mainly attributable to high market demand for corn starch and glucose and increase in the production utilization rate. The average selling price of our products increased 11% from $521.37 per tonne in the three months ended June 30, 2010 to $578.5 per tonne in the same period of 2011. The increase of the average selling price of our products is attributable to strong demand for corn starch and glucose, which is driven by the higher standard of living in China which creates a higher demand for goods made from our two main products.
Cost of Sales.
Our cost of sales increased by $7.6 million, or 81%, to $16.9 million in the three months ended June 30, 2011 from $9.4 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which is in line with the increase in our sales revenues and, in part, due to an increase in the average purchase price of raw materials. Our cost of sales as a percentage of revenues for the three months ended June 30, 2011 is similar to that for the same period in 2010. The increase in the cost of corn kernels can be attributable to the drought which affected Hubei, Hunan, Jiangxi, Anhui and Jiangsu provinces in China. We anticipate that the market price for corn kernels will increase in the future as the supplies will likely lag behind the increase in demand. The improved standard of living in China has resulted in a higher demand for poultry and meat, which results in a higher demand for animal feed. Corn is a major type of animal feed. We were able to pass through the increased costs of corn kernels to our customers.

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
Interest Expenses.
Interest expenses are related to our bank borrowings, which are Renminbi denominated loans with fixed interest rates ranging from 4.86% to 7.02%. Our interest expenses increased by $0.18 million to $0.22 million during the three months ended June 30, 2011, from $45,979 for the same period in 2010. The increase is mainly due to new borrowings in April 2011 and the increases in interest rates.
Income Before Income Tax Expenses.
Income before income tax expenses increased by $0.7 million, or 70%, to $1.6 million in the three months ended June 30, 2011 from $1.0 million for the same period in 2010. This increase is mainly attributable to increased sales and gross margins.
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
The increase in selling prices was mainly due to the increase of the average purchase price of raw materials, which increased by approximately 16% in the six months ended June 30, 2011 as compared to the same period in 2010. The increase in the cost of corn kernels can be attributable to strong demand in China for cornstarch and glucose products. We anticipate that the market price for corn kernels will continue to increase in the future as the supplies will likely lag behind the increase in demand. The improved standard of living in China has resulted in a higher demand for poultry and meat, which has resulted in a higher demand for animal feed. Corn is a major type of animal feed.
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
Interest Expenses.
Our interest expenses increased by $0.27 million to $0.4 million during the six months ended June 30, 2011, from $0.13 million for the same period in 2010. The increase is mainly due to new borrowings in March and April and the increases in interest rates.
Income Before Income Tax Expenses.
Income before income tax expenses increased by $1.9 million, or 103%, to $3.7 million in the six months ended June 30, 2011 from $1.8 million for the same period in 2010. The increase was mainly attributable to higher sales volumes.
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
(4) Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” presented in our Current Report on Form 8-K/A filed on July 20, 2011.
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

2.1
Share Exchange Agreement, dated May 13, 2011, among the Company, Xiangrui and Mr. Chonxing Xu. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.1
Loan Agreement, dated March 15, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.2
Loan Agreement, dated March 16, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.3
Guarantee Agreement, dated March 15, 2011, between Shandong Guangda Sun & Moon Grease Co., Ltd. and Rural Cooperative Bank of Dong Ping, Shandong for RMB 10 million loans. [English Translation of Summary] [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.4
Loan Agreement, dated April 15, 2011, between Shandong Xiangrui and China Merchant Bank, Jinan Branch, for RMB 10 million. [English Translation of Summary] [Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.5
Irrevocable Maximum Guarantee Letter, dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Shandong Runyin Bio-chemical, for a RMB 10 million loan. [English Translation of Summary] [Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.6
Irrevocable Maximum Guarantee Letter, dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Mr. Xuchun Wang, for a RMB 10 million loan. [English Translation] [Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.7
Contract of Offering Technology Design, Key Equipments, Materials and Technique Service for Effluent Disposal Project, dated February 1, 2011, between Shandong Xiangrui and Park Environment Protection Technology (Shanghai) Co., Ltd. [English Translation of Summary] [Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.8
Corn Kernels Purchase Agreement, dated April 1, 2011, between Shandong Xiangrui and Ji’nan Jingliang Grains Storage Co., Ltd. [English Translation] [Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.9
Corn Kernels Purchase Agreement, dated May 6, 2011, between Shandong Xiangrui and Zhongjiao Grain and Oil Storage Center, Qingdao Tariff-free Area. [English Translation] [Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

10.10
Corn Kernels Purchase Agreement, dated May 9, 2011, between Shandong Xiangrui and Tai’an Branch of China Grain Reserves Corporation. [English Translation] [Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K/A filed on July 20 , 2011]

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

10.22
Loan Agreement, dated August 23, 2011, between Shandong Xiangrui and Bank of Communications Tai’an Branch for RMB 5 million. [Incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.23
Guaranty Contract, dated August 23, 2011, between Runyin Bio-chemical and Bank of Communications, Tai’an Branch, for a RMB 5 million loan. [Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.24
Guaranty Contract, dated August 23, 2011, between Mr. Xuchun Wang and Bank of Communications Tai’an Branch, for a RMB 5 million loan. [Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

Exhibit No.		Description

10.25
Loan Agreement, dated August 3, 2011, between Shandong Xiangrui and Agriculture Development Bank of China, Dongping Branch, for RMB 30 million. [Incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.26
Guarantee Contract, dated August 3, 2011, between Ruixing Group and Agriculture Development Bank of China, Dongping Branch, for a RMB 30 million loan. [Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.27
Guarantee Contract, dated August 3, 2011, between Mr. Lingfa Huang (and his wife Ma Hong) and Agriculture Development Bank of China, Dongping Branch, for a RMB 30 million loan. [Incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

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

SMSA Treemont Acquisition Corp.
Dated: September 6, 2011	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: September 6, 2011	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer