Form 10-Q/A
period 2011-06-30
SMSA Treemont Acquisition Corp
filed 2011-11-03
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 2
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
Registrant’s telephone number, including area code: 86-538-241-7858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: August 15, 2011: 13,294,500
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
Board of Directors and Shareholders of
SMSA TREEMONT ACQUISITION CORP.
We have reviewed the accompanying consolidated balance sheet of SMSA Treemont Acquisition Corp. (the “Company”) and its subsidiaries (the “Group”) as of 30 June 2011 and the related consolidated income statement and cash flow statement for the six-month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of the Group.
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.
BDO China Shu Lun Pan Certified Public Accountants LLP
Shanghai, China
15 July 2011

ITEM 2.	FINANCIAL STATEMENTS
SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

		30 JUNE	31 DECEMBER
	Notes	2011	2010
		US$	US$
ASSETS

Current Assets
Cash		2,698,647	6,634,012
Restricted Cash		—	226,494
Notes receivable	3	175,560	2,236,468
Accounts receivable, net	3	884,824	255,870
Inventories, net		2,114,662	1,954,879
Advances to third party suppliers		501,444	907,796
Other receivables		294,376	104,681
Amounts due from related parties	11	980,517	—
Deferred tax assets	7	271,447	265,254

Total Current Assets		7,921,477	12,585,454

Non-current Assets
Property, plant and equipment, net	4	10,043,430	2,973,276
Land use rights, net	5	2,510,867	2,542,749

Total Non-current Assets		12,554,297	5,516,025

TOTAL ASSETS		20,475,774	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(UNAUDITED)

		30 JUNE	31 DECEMBER
	Notes	2011	2010
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term bank borrowings	6	5,949,069	8,078,276
Accounts payable to third parties		1,410,429	827,993
Notes payable		1,545,213	—
Advance from third party customers		347,616	167,704
Payroll and welfare payable		36,074	19,305
Accrued expenses		132,425	106,179
Amounts due to related parties	11	2,340,448	2,249,526
Income tax payable	7	402,076	150,218
VAT and miscellaneous taxes payable	8	136,267	948,065
Other payables to third parties	9	94,120	205,481

Total Current Liabilities		12,393,737	12,752,747

Non-current liabilities
Deferred tax liabilities	7	164,609	172,363

Total Non-current Liabilities		164,609	172,363

Total Liabilities		12,558,346	12,925,110

Shareholders’ Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	12,895
Additional paid-in capital		2,440,323	2,416,446
Statutory reserves	10	966,648	522,591
Accumulated other comprehensive income		(481,718)	(427,019)
Retained earnings		4,978,880	2,651,456

Total Shareholders’ Equity		7,917,428	5,176,369

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		20,475,774	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

		THREE MONTHS ENDED		SIX MONTHS ENDED
		30 JUNE		30 JUNE
	Notes	2011	2010	2011	2010
		US$	US$	US$	US$
Revenues
Cornstarch		16,572,603	8,511,331	29,723,798	15,414,788
Glucose		2,906,547	2,188,986	5,818,429	4,259,224
Others		30,087	42,176	88,846	52,394

Total Revenues		19,509,237	10,742,493	35,631,073	19,726,406

Cost of Sales
Cornstarch		14,697,383	7,438,699	25,871,925	13,484,608
Glucose		2,219,458	1,909,866	4,399,795	3,591,133
Others		30,533	33,673	89,292	43,891

Total Cost of Sales		16,947,374	9,382,238	30,361,012	17,119,632

Gross Profit		2,561,863	1,360,255	5,270,061	2,606,774

Operating expenses
Selling and distribution		247,862	264,209	541,383	506,816
General and administrative		371,567	63,358	488,014	118,703

Total Operating Expenses		619,429	327,567	1,029,397	625,519

Interest income		1,034	—	2,344	—
Interest expenses		223,345	45,979	398,519	132,326
Other expenses, net		80,415	19,248	121,704	13,637

Income Before Income Tax Expenses		1,639,708	967,461	3,722,785	1,835,292

Income tax expenses	7	404,798	261,634	951,304	481,610

NET INCOME		1,234,910	705,827	2,771,481	1,353,682

Basic and diluted weighted average shares outstanding		12,934,500	12,894,500	12,934,500	12,894,500
Basic net earnings per share		0.1	0.06	0.21	0.11
The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
					other	Total
	Common	Additional	Statutory	Retained	comprehensive	shareholders’
	Stock	Paid-in capital	reserves	earnings	loss	equity
	US$	US$	US$	US$	US$	US$
	(Note 1)

Balance at 31 December 2010	12,895	2,416,446	522,591	2,651,456	(427,019)	5,176,369

Net income	—	—	—	2,771,481	—	2,771,481
Foreign currency translation adjustment	—	—	—	—	(54,699)	(54,699)

Total comprehensive income	—	—	—	2,771,481	(54,699)	2,716,782

New shares issued	400					400
Appropriation of statutory reserve	—	—	444,057	(444,057)	—	—
Contribution from shareholders		23,877	—	—	—	23,877

Balance at 30 June 2011	13,295	2,440,323	966,648	4,978,880	(481,718)	7,917,428

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

On May 12, 2011, the Company issued to New Fortress Group, Ltd., 400,000 restricted shares of common stock at a price of $0.001 per share in consideration for in country due diligence services provided to the Company in connection with the evaluation of merits of the exchange transaction with Xiangrui. On May 13, 2011, the Company entered into the Share Exchange Agreement with Xiangrui and its sole shareholder, Mr. Xu. Pursuant to the Share Exchange Agreement the Company issued 12,363,885 newly created shares to Mr. Xu, and became the sole shareholder of Xiangrui. The shares the Company issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

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
Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives detailed as follows:

Estimated	Estimated		Annual
Category	useful life	residual value	depreciation rate

Buildings	20 years	5%	4.75%

Machinery	5–10 years	5%	9.5%–19%

Office equipments	5–10 years	5%	9.5%–19%

Vehicles	10 years	5%	9.5%

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

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	THREE MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Profit before income tax	1,639,708	967,461
Corporate income tax rate	25%	25%
Computed tax at statutory rate	409,927	241,865
Income exempted from taxation	(5,129)	—
Expenses not deductible for tax purposes	—	19,769

Provision for income taxes	404,798	261,634

	SIX MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Profit before income tax	3,722,785	1,835,292
Corporate income tax rate	25%	25%
Computed tax at statutory rate	930,696	458,823
Income exempted from taxation	(6,098)	—
Expenses not deductible for tax purposes	26,706	22,787

Provision for income taxes	951,304	481,610

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

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
Business segments

The main products of the Company are cornstarch and glucose, which utilize almost the same production processes. Both are produced from the raw material corn. The difference in production processes is that glucose is further processed from cornstarch by adding in auxiliary materials. The two products are sold to the same type of customers and use the same distribution methods.

While the cost base is similar for the two products, the selling prices are independently determined by reference to their respective market prices, which resulted in different trend of gross profit margins of the two products as shown in the following table. The economies of scale also contributed to the overall rise of gross profit margins.

	SIX MONTHS ENDED 30 JUNE
	2011	2010
	US$	US$
Revenues
Cornstarch	29,723,798	15,414,788
Glucose	5,818,429	4,259,224
Cost of sales
Cornstarch	25,871,925	13,484,608
Glucose	4,399,795	3,591,133
GPM
Cornstarch	13.0%	12.5%
Glucose	24.4%	15.7%
The deviation of the gross profit margins of the two products as determined by market prices is expected to continue in the future.

Because of the similar production processes and raw materials and the same type of customers and distribution methods, the cornstarch and glucose production processes are not individually assessed when the Company’s chief operating decision maker reviews the operation results and makes decisions on resources allocation. Therefore, it is not practical to separate the information on the assets of the two products and other profit and loss information which are believed to have no relevance to the decision-making relating to the Company’s economic activities.

Geographical segments

All the revenue is attributed to the revenue from China.
14.	SUBSEQUENT EVENTS
In the opinion of the management, the Group had no significant subsequent events.

ITEM 3.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cost of Sales.
Our cost of sales increased by $7.6 million, or 81%, to $16.9 million in the three months ended June 30, 2011 from $9.4 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which is in line with the increase in our sales revenues and, in part, due to an increase in the average purchase price of raw materials. Our cost of sales as a percentage of revenues for the three months ended June 30, 2011 is similar to that for the same period in 2010. The increase in the cost of corn kernels can be attributable to the drought which affected Hubei, Hunan, Jiangxi, Anhui and Jiangsu provinces in China. We anticipate that the market price for corn kernels will increase in the future as the supplies will likely lag behind the increase in demand. The improved standard of living in China has resulted in a higher demand for poultry and meat, which results in a higher demand for animal feed. Corn is a major type of animal feed. According to our past experience, we were able to pass through the increased costs of corn kernels to our customers. Our profits and operating cash flows will be negatively impacted if the price of corn kernels increases and we are unable to increase the price of corn starch and glucose. The cost of corn kernels represents approximately 90% of our total cost of sales; therefore the price fluctuation of corn kernels will have a significant impact on our cost of sales and margins.

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
(5) Recently Issued Accounting Pronouncements
See related disclosure at “Item 2 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 Summary of Significant Accounting Policies — Recently issued accounting pronouncements.”
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

ITEM 4.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 5.	CONTROLS AND PROCEDURES
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

SMSA Treemont Acquisition Corp.
Dated: November 3, 2011	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: November 3, 2011	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer