Form 10-Q/A
period 2011-06-30
SMSA Treemont Acquisition Corp
filed 2011-11-08
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 3
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

EXPLANATORY NOTE
This Amendment No. 3 of Form 10-Q (the “Form 10-Q/A”) amends our quarterly report on Amendment No. 2 of Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on November 3, 2011 (the “Amendment No. 2”). The sole purpose of this Form 10-Q/A is to amend the Amendment No. 2 to provide Interactive Data File disclosure in accordance with Rule 405 of Regulation S-T. The Interactive Data File disclosure is the first Interactive Data File disclosure to have detailed tagging as required to submit under Rule 405 of Regulation S-T. Other than as expressly set forth above, this Form 10- Q/A does not, and does not purport to, amend, update or restate the information in any Item of the Amendment No.2.

PART I — FINANCIAL INFORMATION
ITEM 1. INDEPENDENT AUDITORS’ REPORT
ITEM 2. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED INCOME STATEMENT
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 5. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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