Form 10-Q
period 2011-09-30
SMSA Treemont Acquisition Corp
filed 2011-11-14
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Registrant’s telephone number, including area code: 86-538-241-7858
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: September 30, 2011: 13,294,500
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

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
INDEPENDENT AUDITORS’ REPORT
Board of Directors and Shareholders of
SMSA TREEMONT ACQUISITION CORP.
We have reviewed the accompanying consolidated balance sheet of SMSA Treemont Acquisition Corp. (the “Company”) and its subsidiaries (the “Group”) as of 30 September 2011 and the related consolidated income statement and cash flow statement for the nine-month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of the Group.
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
BDO China Shu Lun Pan Certified Public Accountants LLP
Shanghai, China
14 October 2011

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

		30 SEPTEMBER	31 DECEMBER
	Notes	2011	2010
		US$	US$
ASSETS

Current Assets
Cash		745,631	6,634,012
Restricted Cash		3,933,972	226,494
Notes receivable	3	2,502,006	2,236,468
Accounts receivable, net	3	1,070,313	255,870
Inventories, net		4,149,579	1,954,879
Advances to third party suppliers		2,713,068	907,796
Other receivables		271,986	104,681
VAT taxes refundable		464,604	—
Deferred tax assets	7	276,432	265,254

Total Current Assets		16,127,591	12,585,454

Non-current Assets
Property, plant and equipment, net	4	12,664,150	2,973,276
Land use rights, net	5	2,499,584	2,542,749

Total Non-current Assets		15,163,734	5,516,025

TOTAL ASSETS		31,291,325	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
(UNAUDITED)

		30 SEPTEMBER	31 DECEMBER
	Notes	2011	2010
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term bank borrowings	6	11,565,878	8,078,276
Accounts payable to third parties		2,413,681	827,993
Notes payable		6,294,355	—
Advance from third party customers		623,850	167,704
Payroll and welfare payable		35,262	19,305
Accrued expenses		213,897	106,179
Amounts due to related parties	11	215,337	2,249,526
Income tax payable	7	478,769	150,218
VAT tax payable		—	859,128
Miscellaneous taxes payable	8	30,130	88,937
Other payables to third parties	9	100,688	205,481

Total Current Liabilities		21,971,847	12,752,747

Non-current liabilities
Deferred tax liabilities	7	99,563	172,363

Total Non-current Liabilities		99,563	172,363

Total Liabilities		22,071,410	12,925,110

Shareholders’ Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	12,895
Additional paid-in capital		2,440,323	2,416,446
Statutory reserves	10	1,189,484	522,591
Accumulated other comprehensive income		(571,692)	(427,019)
Retained earnings		6,148,505	2,651,456

Total Shareholders’ Equity		9,219,915	5,176,369

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		31,291,325	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED INCOME STATEMENT
(UNAUDITED)

		THREE MONTHS ENDED		NINE MONTHS ENDED
		30 SEPTEMBER		30 SEPTEMBER
	Notes	2011	2010	2011	2010
		US$	US$	US$	US$
Revenues
Cornstarch		17,709,011	8,204,538	47,432,809	23,619,326
Glucose		3,577,417	2,706,725	9,395,846	6,965,949
Others		88,164	25,982	177,010	78,376

Total Revenues		21,374,592	10,937,245	57,005,665	30,663,651

Cost of Sales
Cornstarch		15,913,714	7,668,105	41,785,639	21,152,713
Glucose		2,912,832	2,286,621	7,312,627	5,877,754
Others		2,672	2,511	91,964	46,402

Total Cost of Sales		18,829,218	9,957,237	49,190,230	27,076,869

Gross Profit		2,545,374	980,008	7,815,435	3,586,782

Operating expenses
Selling and distribution		415,074	244,703	956,457	751,519
General and administrative		132,200	42,021	620,214	160,724

Total Operating Expenses		547,274	286,724	1,576,671	912,243

Interest income		2,668	14,707	5,012	22,036
Interest expenses		270,504	133,828	669,023	273,483
Other expenses, net		(100,255)	(147,547)	21,449	(133,910)

Income Before Income Tax Expenses	7	1,830,519	721,710	5,553,304	2,557,002

Income tax expenses	7	438,058	154,012	1,389,362	635,622

NET INCOME		1,392,461	567,698	4,163,942	1,921,380

Basic and diluted weighted average shares outstanding		13,294,500	12,814,500	13,904,500	12,894,500
Basic net earnings per share		0.1	0.04	0.3	0.15
The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
					other	Total
	Common	Additional	Statutory	Retained	comprehensive	shareholders’
	Stock	Paid-incapital	reserves	earnings	loss	equity
	US$	US$	US$	US$	US$	US$
	(Note 1)

Balance at 31 December 2010	12,895	2,416,446	522,591	2,651,456	(427,019)	5,176,369

Net income	—	—	—	4,163,942	—	4,163,942
Foreign currency translation adjustment	—	—	—	—	(144,673)	(144,673)

Total comprehensive income	—	—	—	4,163,942	(144,673)	4,019,269

New shares issued	400	—	—	—	—	400
Appropriation of statutory reserve	—	—	666,893	(666,893)	—	—
Contribution from shareholders		23,877	—	—	—	23,877

Balance at 30 September 2011	13,295	2,440,323	1,189,484	6,148,505	(571,692)	9,219,915

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
(UNAUDITED)

	NINE MONTHS ENDED
	30 SEPTEMBER
	2011	2010
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	4,163,942	1,921,380

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation of property, plant and equipment	463,674	559,615
Amortization of land use rights	43,165	46,308
Gain from disposals of fixed assets and other	3,504

Changes in operating assets and liabilities

Accounts receivable to third parties	(814,443)	(3,010,274)
Notes receivable	(265,539)	110,224
Advances to third party suppliers, net	(1,805,272)	31,838
Other receivables	(167,305)	(1,486,313)
Amounts due from related parties	—	(1,585,985)
Inventories	(2,194,700)	221,948
Accounts payable to third parties	1,585,688	(551,673)
Notes payable	6,294,355	(2,196,772)
Income tax payable	328,551	818,374
VAT tax payable	(1,323,732)	996,635
Miscellaneous taxes payable	(58,807)	14,364
Advances from third party customers	456,146	130,149
Payroll and welfare payable	15,957	—
Other payables to third parties	(104,793)	326,412
Amounts due to related parties	(2,034,189)	(129,174)
Accrued expenses	107,718	93,713
Deferred tax assets	(11,178)	9,402
Deferred tax liabilities	(72,800)	(44,188)

Net cash provided by /(used in) operating activities	4,609,942	(3,724,017)

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (continued)
(UNAUDITED)

	NINE MONTHS ENDED
	30 SEPTEMBER
	2011	2010
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES

Release of restricted cash	(3,707,478)	2,416,449
Purchases of property and equipment	(10,158,052)	(352,905)

Net cash provided by investing activities	(13,865,530)	2,063,544

CASH FLOWS FROM FINANCING ACTIVITIES

Bank loan repaid	—	(5,855,018)
Proceeds from additional paid-in capital	23,877	—
Proceeds from short-term bank borrowings	3,487,602	7,863,022

Net cash provided by financing activities	3,511,479	2,008,004

Effect of foreign exchange rate changes	(144,272)	45,642

Net increase/(decrease) in cash	(5,888,381)	393,173

Cash, beginning of year	6,634,012	881,229

Cash, end of year	745,631	1,274,402

Supplementary disclosure of cash flow information:
Interest expense paid	669,023	244,166
Income taxes paid	1,144,789	732,116

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION
a)	Corporate information

SMSA Treemont Acquisition Corp. (the “Company”) was originally incorporated in the State of Nevada on 3 May 2010 to effect the reincorporation of Treemont Management Services, Inc., a Texas corporation, mandated by the plan of reorganization as discussed below.

On 17 January 2007, Treemont Management Services, Inc. and its affiliated companies (collectively “SMS Companies”), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On 1 August 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the “Plan”), as presented by SMS Companies and their creditors. The effective date of the Plan was 10 August 2007.

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

On May 12, 2011, the Company issued to New Fortress Group, Ltd., 400,000 restricted shares of common stock at a price of US$0.001 per share in consideration for in country due diligence services provided to the Company in connection with the evaluation of merits of the exchange transaction with Xiangrui. On 13 May 2011, the Company entered into the Share Exchange Agreement with Xiangrui and its sole shareholder, Mr. Xu. Pursuant to the Share Exchange Agreement the Company issued 12,363,885 newly created shares to Mr. Xu, and became the sole shareholder of Xiangrui. The shares the Company issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION (CONTINUED)
Following table illustrates the equity transactions of the Company during the nine months period ended 30 September 2011:

	Common Stock
	Shares	Amount(US$)

Shares issued as of 31 December 2010	530,615	531
New shares issued	400,000	400
Recapitalization for reverse acquisition	12,363,885	12,364

Balance as of 30 September 2011	13,294,500	13,295

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

	Period end exchange rate	Year end exchange rate
	US$:RMB	US$:RMB

September 30, 2011	6.3549	N/A
December 31,2010	N/A	6.6227

	Three months average	Nine months average
	US$:RMB	US$:RMB

Third quarter of 2011	6.3953	N/A
Nine months of 2011	N/A	6.4984
Third quarter of 2010	6.7622	N/A
Nine months of 2010	N/A	6.7538

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
e)	Fair value of financial instruments

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

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
k)	Land use rights

Prepayments for land use rights represent amounts paid for the right to use land in China and are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the terms of the respective land use rights agreements, which are 50 years.

l)	Revenue recognition

The Group recognizes revenue pursuant to ASC 605 Revenue Recognition, where persuasive evidence of an arrangement exists (demonstrated via contract with purchasers), delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. The Group does not provide discount for early payments or any other allowances on sales.

m)	Shipping and handling costs
Shipping and handling costs are included in selling expenses. The shipping and handling costs for the nine-month period ended September 30, 2011 and 2010 were US$510,981 and US$367,541, respectively.
n)	Cost of goods sold
Cost of goods sold consists primarily of purchase costs of raw material, direct labor costs and overhead expenses attributable to production and machine depreciation.
o)	Advertising expenditures
Advertising expenditures are expensed as incurred. There were no advertising costs incurred in the reporting period.
p)	Comprehensive income

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

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
q)	Income taxes

The Group uses the accrual method of accounting to determine income taxes for the year. The Group has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to accumulated depreciation, allowance for doubtful accounts as well as the potential impact of any net operating loss carry forwards and their potential utilization. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Group is able to realize that tax benefit, or that future realization is uncertain.

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

All of Shandong Xiangrui’s operations are in China. According to relevant laws and regulation, the Company is subject a statutory tax rate of 25 percent.
r)	Value-added tax (VAT)

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

s)	Employee benefits

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

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
t)	Impairment of long-lived assets

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

u)	Government grants

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

v)	Income (Loss) per share

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

As of 30 September 2011, the Group had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
w)	Recently issued accounting pronouncements

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
Accounts receivable is stated at net value. As of 30 September 2011, the allowance for doubtful accounts recorded by the Group amounted to US$953,869.

Notes receivable represent bank drafts that are non-interest bearing and due within six months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Buildings	2,518,482	2,368,933
Machinery	14,186,684	6,934,521
Office equipment	22,253	18,911
Motor vehicles	59,260	59,098

Total	16,786,679	9,381,463
Less: Accumulated depreciation	(6,911,936)	(6,484,434)

Subtotal	9,874,743	2,897,029
Construction in progress	2,789,407	76,247

Property, plant and equipment, net	12,664,150	2,973,276

As of 30 September 2011, Shandong Xiangrui pledged its building with net book value of US$1,851,035 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong Runyin Bio-Chemical Co., Ltd., a related party (Note 11).

Depreciation expenses for the three months ended 30 September 2011 and 2010 were US$80,583 and US$178,398 and for the nine months ended 30 September 2011 and 2010 were US$463,674 and US$559,615, respectively.

5.	LAND USE RIGHTS, NET

As of 30 September 2011, Shandong Xiangrui pledged its land use rights with net book value of US$643,855 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong Runyin Bio-Chemical Co., Ltd, a related party.

Land use rights are summarized as follows:

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Land use rights, cost	2,766,860	2,766,860
Less: accumulated amortization	(267,276)	(224,111)

Land use rights, net	2,499,584	2,542,749

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
6.	BANK BORROWINGS
The Group had the following outstanding short-term loans with banks:

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Rural Cooperative Bank of Dongping, Shandong	4,484,728	2,793,422
China Merchant Bank	1,573,589	—
Agricultural Develop Bank	4,720,767	4,529,875
Bank of Communications	786,794	754,979

Total	11,565,878	8,078,276

The Group’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 4.86% to 7.02%. Interest expense on bank borrowings for the three months ended 30 September 2011 and 2010 was US$270,504 and US$119,169 and for nine months ended 30 September 2011 and 2010 was US$669,023 and US$244,166, respectively. All bank loans are due within one year from balance sheet date or the period end.

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
Income before taxes and the provision for taxes consists of the following:

	THREE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Income before taxes:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	1,830,519	721,710

Total income before taxes	1,830,519	721,710

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

	THREE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	508,089	181,586

Current income taxes	508,089	181,586

Deferred:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	(70,031)	(27,574)

Deferred income taxes	(70,031)	(27,574)

Total provision for income taxes	438,058	154,012

	NINE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Income (loss) before taxes:
US Federal	—	—
US State	(3,877)	(6,095)
BVI	—	—
PRC	5,557,181	2,563,097

Total income (loss) before taxes	5,553,304	2,557,002

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7. INCOME TAXES (CONTINUED)

	NINE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	1,473,340	670,408

Current income taxes	1,473,340	670,408

Deferred:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	(83,978)	(34,786)

Deferred income taxes	(83,978)	(34,786)

Total provision for income taxes	1,389,362	635,622

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	THREE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Profit before income tax	1,830,519	721,710
Corporate income tax rate	25%	25%
Computed tax at statutory rate	457,630	180,428
Income exempted from taxation	(19,572)	(26,416)
Expenses not deductible for tax purposes	—	—

Provision for income taxes	438,058	154,012

	NINE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Profit before income tax	5,553,304	2,557,002
Corporate income tax rate	25%	25%
Computed tax at statutory rate	1,388,326	639,251
Income exempted from taxation	—	(3,629)
Expenses not deductible for tax purposes	1,036	—

Provision for income taxes	1,389,362	635,622

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
7.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Group’s deferred tax assets and liabilities are as follows:

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	276,432	265,254

Total deferred tax assets	276,432	265,254

Deferred tax liabilities
Depreciation of property, plant and equipments	99,563	172,363

Total deferred tax liabilities	99,563	172,363

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.
8.	MISCELLANEOUS TAXES PAYABLE

Miscellaneous tax payables mainly comprise local supplementary taxes that levied as a percentage of the total income tax and VAT tax paid. Details of miscellaneous taxes payable are set forth in the following table:

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Urban construction tax	7,530	46,064
Education tax	4,518	25,837
Local supplementary tax	4,517	8,613
Land use tax	4,083	3,918
Real estate tax	2,958	2,838
Stamp duty	2,926	—
Personal income tax payable on behalf of staffs	3,598	1,667

Total	30,130	88,937

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
9.	OTHER PAYABLE TO THIRD PARTIES
Other payables to third parties consist of the following:

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$
Purchases of property and equipment	100,688	111,535
Others	—	93,946

Total	100,688	205,481

10.	STATUTORY RESERVES

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

	30 SEPTEMBER	31 DECEMBER
	2011	2010
	US$	US$

Statutory reserve	737,480	326,619
Discretionary reserve	452,004	195,972

Total	1,189,484	522,591

11.	RELATED PARTY TRANSACTIONS
The principal related parties with which the Group had transactions are listed as follows:

Name	Relationship
Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.	RELATED PARTY TRANSACTIONS (CONTINUED)
For the nine months ended 30 September 2011, and 2010, the Group engaged in the following significant related party transactions:
(a)	Utility (steam and electricity) supply
Steam supply received from

			NINE MONTHS ENDED 30 SEPTEMBER
			2011	2010
			US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i	)	1,533,339	1,310,960

Electricity supply received from

			NINE MONTHS ENDED 30 SEPTEMBER
			2011	2010
			US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i	)	1,617,326	1,298,795

Electricity supplied to

			NINE MONTHS ENDED 30 SEPTEMBER
			2011	2010
			US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	(i	)	—	441,867

(b)	Raw materials purchased from

	NINE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	2,173,537	598,639

(c)	Plant facility lease from

		NINE MONTHS ENDED 30 SEPTEMBER
		2011	2010
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(ii)	7,050	6,861

(i)
In January 2009, the Company entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for the Company’s cornstarch and glucose production. The non-cancelable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 whose price was determined by reference to market price.

(ii)
In December 2008, the Company entered into a rental contract with the Shandong Runyin Bio-chemical Co., Ltd. for leasing two plants. The lease contract was renewed on annual basis with yearly payment of US$9,000, which was determined by reference to market price.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
11.	RELATED PARTY TRANSACTIONS (CONTINUED)
As of 30 September 2011 and 31 December 2010, the Group had following balances with related parties:
(d)	Amounts due to related parties

	30 SEPTEMBER	DECEMBER 31
	2011	2010
	US$	US$
Ruixing Group Co., Ltd.	8,812	297,285
Shandong Runyin Bio-chemical Co., Ltd.	206,525	1,952,241

Total	215,337	2,249,526

Amounts due from and due to related parties are unsecured, interest-free and repayable on demand.
12.	COMMITMENTS AND CONTINGENCIES
(a)	Supply Commitment

In January 2009, Shandong Xiangrui entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for Shandong Xiangrui’s cornstarch and glucose production. The non-cancelable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. Total amount of the contract per year would be determined by the actual quantity of utilities consumed by Shandong Xiangrui. Please refer to Note 11 for the actual value of supply consumed by Shandong Xiangrui in nine months ended 30 September 2011 and 2010 respectively.

(b)	Loan Guarantee

As of 30 September 2011, Shandong Xiangrui pledged its building with net book value of US$1,851,035 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong Runyin Bio-Chemical Co., Ltd.

As of 30 September 2011, Shandong Xiangrui pledged its land use rights with net book value of US$643,855 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong Runyin Bio-Chemical Co., Ltd, a related party (Note 11).

(c)	Capital Purchase Commitment
As of 30 September 2011, Shandong Xiangrui entered into non-cancellable contracts with some constructor and machinery suppliers for purchase of plant and machinery with amount of US$2,318,428.

(d)	Contingencies
The Group had no material contingent events during the reporting period.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
13.	SEGMENT AND GEOGRAPHIC INFORMATION
Business segments

The main products of the Company are cornstarch and glucose, which have almost the same production process. Both are produced from corn as raw materials while the only minor difference is that glucose is further processed from cornstarch by simply mixing up a few auxiliaries. The two products are sold to same type of customers with same distribution method.

While the cost base being similar for the two products, the selling prices are independently determined by reference to their respective market price, which resulted in different trend of gross profit margin of the two products as shown in the following table. The economics of scale also contributed to the overall rise of gross profit margin.

	NINE MONTHS ENDED 30 SEPTEMBER
	2011	2010
	US$	US$
Revenues
Cornstarch	47,432,809	23,619,326
Glucose	9,395,846	6,965,949

Cost of sales
Cornstarch	41,785,639	21,152,713
Glucose	7,312,627	5,877,754

GPM
Cornstarch	11.9%	10.4%
Glucose	22.2%	15.6%
The deviating of the gross profit margin of the two products as determined by market prices is believed to continue in the future.

With similar production process and raw materials and same type of customers and distribution method, the cornstarch and glucose production are not individually assessed when the Company’s chief operating decision maker reviews the operation results and make resources allocation. Therefore, it is not practical to separate out for the two products the assets information and other profit and loss information which are believed to have no relevance to the decision-making of the Company’s economic activities.

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

Our customers are located primarily in mainland China. Approximately 83% of our products are comprised of corn starch or its by-products and approximately 17% of our products are comprised of glucose and its by-products. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in food and beverages as well as the pharmaceutical industries, which together constituted approximately 64% of our revenue for the nine month period ended September 30, 2011. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 18% of our revenue for the nine months ended September 30, 2011. Sales of our products to the industrial manufacturing sector accounted for approximately 18% of our revenue for the nine months ended September 30, 2011.

As of September 30, 2011, we had an annual production capacity of 140,000 tonnes of cornstarch. We have invested about US$9.7 million in new equipments and a new building to install a new product line and expect to invest an additional US$2.3 million into this project by the end of 2011. The new production line was initially planned to be ready by October 2011, however, due to a long and heavy rain season this year during August and September, the construction is behind schedule. We expect the new production line will be for use in December 2011 and we expect to increase our annual capacity to 240,000 tonnes at such time.

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

Results of operations for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.

	Three months Ended
	September 30,
	(unaudited)
	2011	2010	$ Change	% Change
	(In thousands, except percentages)

Statement of operations data
Revenues	$21,374	10,937	10,437	95%
Cost of sales	18,829	9,957	8,872	89%

Gross profit	2,545	980	1,565	160%

Operating expenses
Selling and distribution expenses	415	245	170	69%
General and administrative expenses	132	42	90	214%

Total operating expenses	547	287	260	91%

Income from operations	1,998	693	1,305	188%
Interest income	2	15	13	87%
Interest expenses	270	134	136	101%
Other expenses, net	-100	-148	48	-32%

Income before income tax expenses	1,830	722	1,108	153%

Income taxes expenses	438	154	284	184%

Net income attributable to ordinary shareholders	1,392	568	824	145%
Revenues
Revenues increased by US$10.4 million, or 95%, to US$21.4 million in the three months ended September 30, 2011, from US$10.9 million for the same period in 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices. Sales volumes increased to 53,800 tonnes in the three months ended September 30, 2011, at an increase of 19,810 tonnes from 33,989 tonnes in the same period in 2010. The increase in sales volumes is mainly attributable to high market demand for corn starch and glucose and increase in the production utilization rate. The average selling price of our products increased 16.6% to US$401 per tonne in the three months ended September 30, 2011, from US$344 per tonne in the same period in 2010. The increase of the average selling price of our products is attributable to strong demand for corn starch and glucose, which is driven by the higher standard of living in China which creates a higher demand for goods made from our two main products.
Cost of Sales
Our cost of sales increased by US$8.8 million, or 89%, to US$18.8 million in the three months ended September 30, 2011, from US$9.9 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which is in line with the increase in our sales revenues and, in part, due to an increase in the average purchase price of raw materials. The increase in the cost of corn kernels can be attributable to the seasonal shortage in the third quarter, since the market reserves of corn kernels continued to decrease while new supplies of corn kernels had not been available in the market. We anticipate that the market price for corn kernels will decrease slightly in October and November this year due to an increased supply of newly harvested corn kernels. We expect a steady increase in the market price for corn kernels towards the end of this year and early next year, which is parallel to the increase of the consumer price index in China. The improved standard of living in China has resulted in a higher demand for poultry and meat, which results in a higher demand for animal feed. Corn is a major type of animal feed. According to our past experience, we were able to pass through the increased costs of corn kernels to our customers. Our profits and operating cash flows will be negatively impacted if the price of corn kernels increases and we are unable to increase the price of corn starch and glucose. The cost of corn kernels represents approximately 90% of our total cost of sales; therefore the price fluctuation of corn kernels will have a significant impact on our cost of sales and margins.

Gross Profits
Our gross profits increased by US$1.6 million, or 160%, to US$2.5 million during the three months ended September 30, 2011, from US$1 million for the same period in 2010. Gross profits from cornstarch increased by US$1.3 million, or 235%, to approximately US$1.8 million in the three months ended September 30, 2011, from US$0.6 million for the same period in 2010. Gross profits from glucose increased by US$0.2 million, or 58%, to approximately US$0.6 million in the three months ended September 30, 2011, from US$0.4 million for the same period in 2010. The increase in gross profits was due to both the increase in our sales volumes and the increase of gross margins. Gross profits as a percentage of revenues increased by 2.9% to 11.9% during the three months ended September 30, 2011, as compared to 9.0% for the same period in 2010. The increase is mainly due to the selling price of our products increasing at a faster rate than our cost of goods sold.
Selling and Distribution Expenses
Selling and distribution expenses include freight, salaries and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling and distribution expenses increased by US$0.17 million, or 69%, to US$0.42 million during the three months ended September 30, 2011, from US$0.25 million for the same period in 2010. The increase is mainly due to the increase of our sales staff on September 20, 2011 to 33 personnel from 28 personnel for the same period in 2010.
General and Administrative Expenses
General and administrative expenses are comprised of salary and benefits for administrative personnel, depreciation and amortization of non-production equipments and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by US$0.09 million, or 214%, to US$0.13 million during the three months ended September 30, 2011, from US$0.04 million for the same period in 2010. The increase was mainly attributable to professional fees incurred in connection with the compliance requirements associated with being a public company.
Interest Expenses
Interest expenses are related to our bank borrowings, which are Renminbi denominated loans with fixed interest rates ranging from 5.85% to 11.62%. Our interest expenses increased by US$0.129 million to US$0.27 million during the three months ended September 30, 2011, from US$0.14 million for the same period in 2010. The increase is mainly due to approximately US$5.5 million more in borrowings during the third quarter of 2011.
Income Before Income Tax Expenses
Income before income tax expenses increased by US$1.1 million, or 153%, to US$1.8 million in the three months ended September 30, 2011, from US$0.7 million for the same period in 2010. This increase is mainly attributable to increased sales and gross margins.
Income Tax Expenses
Our income tax expenses increased by US$0.28 million to US$0.44 million during the three months ended September 30, 2011 as compared to the same period in 2010. The increase in income tax expenses was mainly attributable to the increase in income before income tax expenses in the three months ended September 30, 2011 as compared to the same period in 2010.
Net Income Attributable to Ordinary Shareholders
Our net income attributable to ordinary shareholders increased by US$0.8 million, or 145%, to US$1.39 million in the three months ended September 30, 2011 from US$0.6 million in the same period of 2010 as result of the above factors.

Results of operations for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,
	(unaudited)
	2011	2010	$ Change	% Change
	(In thousands, except percentages)

Statement of operations data
Revenues	$57,005	30,664	26,341	86%
Cost of sales	49,190	27,077	22,113	82%

Gross profit	7,815	3,587	4,228	118%

Operating expenses
Selling and distribution expenses	957	752	205	27%
General and administrative expenses	620	160	460	288%

Total operating expenses	1,577	912	665	73%

Income from operations	6,238	2,675	3,563	133%
Interest income	5	22	-17	-77%
Interest expenses	669	274	395	144%
Other expenses, net	21	-134	155	-116%

Income before income tax expenses	5,553	2,557	2,996	117%

Income taxes	1389	636	753	118%

Net income attributable to ordinary shareholders	4,164	1,921	2,243	117%
Revenues
Revenues increased by US$26.3 million, or 86%, to US$57.0 million in the nine months ended September 30, 2011, from US$30.6 million for the same period in 2010. The increase was primarily due to an increase in sales volumes and an increase in average selling prices. Sales volumes increased to 150,149 tonnes in the nine months ended September 30, 2011, at an increase of 53,533 tonnes, from 96,616 tonnes in the same period in 2010. The increase in sales volumes is mainly attributable to high market demand and increase in the production utilization rate. The average selling price of our products increased by 20% to US$383.58 per tonne in the nine months ended September 30, 2011, from US$319.61 per tonne in the same period in 2010.
The increase in selling prices was mainly due to the increase of the average purchase price of raw materials, which increased by approximately 16% in the nine months ended September 30, 2011, as compared to the same period in 2010. The increase in the cost of corn kernels can be attributable to strong demand in China for cornstarch and glucose products. We anticipate that the market price for corn kernels will continue to increase in the future as the supplies will likely lag behind the increases in demand. The improved standard of living in China has resulted in a higher demand for poultry and meat, which has resulted in a higher demand for animal feed. Corn is a major type of animal feed.
Cost of Sales
Our cost of sales increased by US$22.1 million, or 82%, to US$49.2 million in the nine months ended September 30, 2011, from US$27.1 million for the same period in 2010. This increase was mainly due to an increase in the cost of raw materials, which was in line with the increase in our sales revenues, and partly due to an increase in the average purchase price of raw materials.
Gross Profits
Our gross profits increased by US$4.2 million, or 118%, to US$7.8 million during the nine months ended September 30, 2011, from US$3.6 million for the same period in 2010. Gross profits from cornstarch increased by US$3.2 million, or 129%, to approximately US$5.6 million in the nine months ended September 30, 2011, from US$2.5 million for the same period in 2010. Gross profits from glucose increased by US$1.0 million, or 92%, to approximately US$2.1 million in the nine months ended September 30, 2011, from US$1.1 million for the same period in 2010. This increase in gross profits was mainly due to the increase in our sales volumes. Gross profits as a percentage of revenues increased to 13.7% during the nine months ended September 30, 2011, as compared to 11.7% for the same period in 2010. The gross profit margin increase was mainly due to our ability to increase the unit selling price of our products higher than the purchase price of corn kernels. The total supply of cornstarch and glucose did not increase as fast as the increase in market demand. This was mainly because the Chinese government shut down small factories which were operating without the required waste water treatment systems. The Chinese government also halted approval of new corn-refinery projects, due to the government’s commitment to environmental protection. The improvement in gross profit margins is also attributable to the economies of scale we achieved with expanded production volume.

Selling and Distribution Expenses
Our selling and distribution expenses increased by US$0.21, or 27%, to US$0.96 million during the nine months ended September 30, 2011, from US$0.75 million for the same period in 2010. The increase is mainly due to the increase of our sales staff on September 20, 2011 to 33 personnel from 28 personnel for the same period in 2010.
General and Administrative Expenses
Our general and administrative expenses increased by US$0.46 million, or 288%, to US$0.62 million during the nine months ended September 30, 2011, from US$0.16 million for the same period in 2010. This increase was mainly attributable to professional fees incurred in connection with the compliance requirements associated with being a public company.
Interest Expenses
Our interest expenses increased by US$0.40 million to US$0.67 million during the nine months ended September 30, 2011, from US$0.27 million for the same period in 2010. This increase is mainly due to increased borrowings during 2011 and the increases in interest rates.
Income Before Income Tax Expenses
Income before income tax expenses increased by US$3.0 million, or 117%, to US$5.6 million in the nine months ended September 30, 2011, from US$2.6 million for the same period in 2010. This increase was mainly attributable to higher sales volumes.
Income Tax Expenses
Our income tax expenses increased to US$1.4 million from US$0.64 million during the nine months ended September 30, 2011, as compared to the same period of 2010. This increase in income tax expenses was mainly attributable to the increase in income before income tax expenses in the nine months ended September 30, 2011, as compared to the same period in 2010.
Net Income Attributable to Ordinary Shareholders
Our net income attributable to ordinary shareholders increased by US$2.2 million, or 117%, to US$4.2 million in the nine months ended September 30, 2011, from US$1.9 million for the same period in 2010 as result of the above factors.
(3) Liquidity and Capital Resources
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2011 was US$4.6 million, at an increase of US$8.3 million from US$3.7 million used in operating activities for the same period in 2010. The increase in cash provided by operating activities is mainly attributable to higher net income and increased notes payable and accounts payable as a result of longer payment terms offered by our suppliers for larger purchases.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2011 was US$13.9 million, at an increase of US$15.9 million from US$2 million provided by investing activities for the same period in 2010. The increase in cash used in investing activities is mainly due to more expenditures for purchases of property and equipments and construction in progress of approximately US$10 million, while the remainder of the US$5.9 million increase in restricted cash is attributable to the requirements of certain local banks which require the company to keep 50% of borrowings as bank deposits according to the respective borrowing agreements.
Financing Activities
Net cash provided in financing activities for the nine months ended September 30, 2011 was US$3.5 million, as compared to US$2.0 million provided by financing activities for the same period in 2010. The increase in cash provided in financing activities is mainly due to fewer bank loan payoffs in the nine months ended September 30, 2011, as compared to the same period in 2010.

Loans
We have financed our operations primarily through bank loans and operating income. We have a total of US$11.6 million short-term loans outstanding as of September 30, 2011. The terms of each of these respective short-term loans are one year. As of the date of this quarterly report, we have not defaulted on any of these loans.
Guarantees
We have guaranteed certain borrowings of related parties including short-term bank loans. The total guaranteed amount was approximately US$2.5 million as of September 30, 2011.
Future Cash Commitments and Needs
We may require additional operating capital to run our new production line to expand our production capacity. The exact amount will be determined based on both the market demand for our products and the period of time required for these facilities to run at full capacity. We will carefully review our financial conditions and consider various financing options including internally generated cash, bank loans and additional equity financing. We expect that the proceeds from our operating cash flows and cash balances, together with credit lines available under bank loans, will be sufficient to meet our anticipated liquidity needs for the next twelve months.
(4) Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” presented in our Current Report on Form 8-K/A filed on November 3, 2011.
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
Inflation
Since our inception, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the change in the consumer price index in China was 3.3% in 2010. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.
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
The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the Renminbi against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On September 20, 2010, the People’s Bank of China announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this policy may impact the Renminbi exchange rate. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert the Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amounts available to us.
Interest Rate Risk
We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in the interest rates for our short-term bank loans renewed during the nine months ended September 30, 2011.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (each a “Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in our internal controls over financial reporting. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.
Changes in Internal Controls
There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Description

10.1
Loan Agreement, dated August 23, 2011, between Shandong Xiangrui and Bank of Communications Tai’an Branch for RMB 5 million. [Incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.2
Guaranty Contract, dated August 23, 2011, between Runyin Bio-chemical and Bank of Communications, Tai’an Branch, for a RMB 5 million loan. [Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.3
Guaranty Contract, dated August 23, 2011, between Mr. Xuchun Wang and Bank of Communications Tai’an Branch, for a RMB 5 million loan. [Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.4
Loan Agreement, dated August 3, 2011, between Shandong Xiangrui and Agriculture Development Bank of China, Dongping Branch, for RMB 30 million. [Incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.5
Guarantee Contract, dated August 3, 2011, between Ruixing Group and Agriculture Development Bank of China, Dongping Branch, for a RMB 30 million loan. [Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K/A filed on September 6, 2011]

10.6
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

101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Treemont Acquisition Corp.
Dated: November 14, 2011	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer