Form 10-K
period 2011-12-31
SMSA Treemont Acquisition Corp
filed 2012-03-30
CIK 1495898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-54096

SMSA Treemont Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-2969090
(State of incorporation)	(IRS Employer ID Number)

Ruixing Industry Park

Dongping County

Shandong Province,

People’s Republic of China, 271509

(Address of principal executive offices)

86-538-241-7858

(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐    No  ☒

There is not currently, and there has never been, an active trading market for our common stock and no information is available for the prices of our common stock.

As of March 30, 2012, there were 13,294,500 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference: The Company’s Current Report on Form 8-K, filed on May 16, 2011, and all amendments.

SMSA Treemont Acquisition Corp.

Form 10-K for the year ended December 31, 2011

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“SMSA,” “the Company,” “we,” “us,” or “our,” refers to the combined business of SMSA Treemont Acquisition Corp., its wholly-owned subsidiaries Xiangrui Pharmaceutical International Limited and Tai’an Yisheng Management & Consulting Co., Ltd., and its operating entity Shandong Xiangrui Pharmacy Co., Ltd.;

•	“SMSA” refers to SMSA Treemont Acquisition Corp.;

•	“Xiangrui” refers to Xiangrui Pharmaceutical International Limited, a BVI company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

•	“WFOE” refers to Tai’an Yisheng Management & Consulting Co., Ltd., a PRC company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

•	“Shandong Xiangrui” refers to Shandong Xiangrui Pharmacy Co., Ltd., a PRC company;

•	“Ruixing Group” refers to Ruixing Group Co., Ltd., a PRC company that is an affiliate of our Company;

•	“Xinrui Chemical” refers to Shandong Xinrui Chemical Devices Co., Ltd., a PRC company that is an affiliate of our Company;

•	“Runyin Bio-chemical” refers to Shandong Runyin Bio-chemical Co., Ltd., a PRC company that is an affiliate of our Company;

•	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•	“BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

•	“Securities Act” refers to the U.S. Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the U.S. Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

Our Corporate Structure

We are a Nevada holding company for several direct and indirect subsidiaries in the BVI and China. We own all of the issued and outstanding capital stock of Xiangrui, a BVI company. Xiangrui is a holding company that owns 100% of the outstanding capital stock of the WFOE, a PRC company, which has contractual arrangements with Shandong Xiangrui and its shareholders that enable us to substantially control Shandong Xiangrui. Our affiliated companies include Ruixing Group Co., Ltd., Shandong Xinrui Chemical Devices Co., Ltd. and Shandong Runyin Bio-chemical Co., Ltd. For more information about our affiliated companies, please refer to the section below entitled “Background and History of the Affiliated Companies.”

The following chart reflects our organizational structure as of the date of this report.

Our Corporate History

We were originally incorporated in the State of Nevada on May 3, 2010 to effect the reincorporation of Treemont Management Services, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

On January 17, 2007 Treemont Management Services, Inc. and its affiliated companies (collectively “SMS Companies”), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the “Plan”), as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

On May 12, 2011, the Company sold to New Fortress Group, Ltd., 400,000 restricted shares of common stock at a price of $0.001 per share in consideration for in country due diligence services provided to SMSA in connection with the evaluation of merits of the exchange transaction with Xiangrui. Neither New Fortress Group, Ltd. nor its controlling shareholder, Mr. John Zhang, is affiliated with Xiangrui. New Fortress Group, Ltd. has no continuing relationship with either SMSA or Xiangrui, except in its capacity as an approximately three percent (3%) shareholder of the Company.

On May 13, 2011, we entered into the Share Exchange Agreement with Xiangrui and its sole shareholder, Mr. Chongxin Xu. Pursuant to the Share Exchange Agreement we issued 12,363,885 newly created shares to Mr. Xu, and became the sole shareholder of Xiangrui. The shares we issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

Upon the closing of the share exchange transaction, Mr. Timothy P. Halter, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that will become effective on the tenth day following the mailing by us of an information statement, or the Information Statement, to our stockholders that complies with the requirements of Section 14f-1 of the Exchange Act. The information statement was mailed out on or about May 18, 2011. Mr. Dianshun Zhang and Mr. Guangyin Meng were appointed as our directors effective upon the closing of the reverse acquisition. In addition, our executive officers were replaced by two of the Shandong Xiangrui executive officers, namely Mr. Guo Wang and Mr. Qingtai Wang, upon the closing of the reverse acquisition as indicated in more detail below. Effective July 12, 2011, Mr. Qingtai Wang resigned from his position as Chief Financial Officer of our Company and was replaced by Mr. Wencai Pan. The announcement was made on the Company’s Current Report on Form 8-K filed on July 13, 2011.

The following table sets forth the names, ages and positions of our directors and executive officers as of December 31, 2011:

Name	Age	Position
Guangyin Meng	46	Chairman and Director
Dianshun Zhang	56	Director
Guo Wang	37	Chief Executive Officer
Qingtai Wang	45	Former Chief Financial Officer
Wencai Pan	34	Chief Financial Officer
Shoubing Tang	44	Vice President of Sales

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Xiangrui as the acquirer and SMSA as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Shandong Xiangrui on a single entity basis unless the context suggests otherwise.

Background and History of Xiangrui and the WFOE

Xiangrui was incorporated in the British Virgin Islands on November 29, 2010. Xiangrui is a holding company that has no operations or assets other than its ownership of all of the capital stock of the WFOE. Mr. Chongxin Xu, a non-PRC citizen, the sole shareholder of Xiangrui, had no relationships with any members of the Company’s management or affiliates.

The WFOE was incorporated in China on May 6, 2011, as a wholly foreign owned enterprise in China, with total registered capital of $20,000. The WFOE’s business license is valid from May 6, 2011 to May 3, 2031. The sole shareholder of the WFOE is Xiangrui. The registered capital shall be fully contributed within 90 days of the issuance of the WFOE’s business license on May 6, 2011. As of the date of this Annual Report, the registered capital of the WFOE has been fully contributed by Xiangrui and its Entity Code Certificate has been obtained. The WFOE’s business scope includes enterprise management and consulting. The WFOE completed its tax registration with the PRC government on September 20, 2011.

The management of the WFOE consists of: (1) Mr. Zhongzhang Li, who simultaneously holds the positions of legal representative, executive director and general manager, and (2) Mr. Zhiyong Wang, the supervisor. Neither Mr. Zhongzhang Li nor Mr. Zhiyong Wang has any relationships with the members of the Company’s management or its affiliates.

Pursuant to the applicable PRC laws and the Articles of Association of the WFOE, Mr. Zhongzhang Li and Mr. Zhiyong Wang have limited decision making powers as to major matters of the WFOE, which are exercised directly by the parent of the WFOE, Xiangrui, and indirectly by SMSA.

The WFOE has entered into a series of contractual arrangements, commonly known as variable interest entity or VIE agreements, with Shandong Xiangrui and its shareholders which enable us to substantially control Shandong Xiangrui. We conduct our corn refinery business in China through Shandong Xiangrui. These VIE agreements are discussed in more detail in the section below entitled “VIE Arrangements.” The potential conflict of the interests of our WFOE with the interests of Shandong Xiangrui and our affiliates are discussed in the section below entitled “Risk Factors — Risks Related to Our Corporate Structure” on page 32 of this Annual Report.

Background and History of Shandong Xiangrui

Shandong Xiangrui was originally founded as a limited liability company on April 15, 2005 by five shareholders: (1) Mr. Xuchun Wang, (2) Mr. Lingfa Huang, (3) Mr. Binglong Qiao, (4) Shandong Ruixing Chemical Co., Ltd. (the former name of Ruixing Group, as discussed below), and (5) Mr. Guo Wang, our current CEO, holding 2%, 8%, 2%, 86% and 2%, respectively, of the equity interests in Shandong Xiangrui.

On March 2, 2006, Shandong Xiangrui was issued a new business license amending its name from its former name “Shandong Ruixing Starch Co., Ltd.” to its current name “Shandong Xiangrui Pharmacy Co., Ltd.” According to an equity transfer agreement dated December 20, 2008, Ruixing Group agreed to transfer its entire equity interests in Shandong Xiangrui to Mr. Xuchun Wang who acted for and on behalf of the thirty-two shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group, for consideration of RMB 17,200,000 (approximately US$2.7 million). The shareholders of Ruixing Group are described in the section below entitled “Background and History of the Affiliated Companies.” The transfer was completed on December 26, 2008, resulting in a change of shareholding of Shandong Xiangrui with Mr. Xuchun Wang, Mr. Lingfa Huang, Mr. Binglong Qiao and Mr. Guo Wang holding 88%, 8%, 2% and 2%, respectively, of the equity interests in Shandong Xiangrui. Pursuant to an oral agreement among Mr. Xuchun Wang and the shareholders of Ruixing Group on December 20, 2008, Mr. Xuchun Wang disclaims beneficial ownership with respect to 86% of the equity interests held for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group, and the shareholders of Ruixing Group have the sole voting and investment powers over such equity interests. In order to avoid the process of seeking shareholder approvals from over thirty shareholders, the Ruixing Group shareholders unanimously designated and appointed Mr. Wang to act for and on behalf of them for purposes of administrative expedience. According to the Company Law of the PRC, for example, ordinary shareholder resolutions must be adopted by shareholders representing more than 1/2 of the voting rights of the shareholders. Furthermore, as to certain major decisions such as the increase or decrease of registered capital or the modification of the articles of association, or a split-up, merger, dissolution or change of the company form, the resolution shall be adopted by shareholders representing 2/3 or more of the voting rights of the shareholders. We are not aware of any formal or informal voting agreement or arrangement among the Ruixing Group shareholders. A summary of the oral agreement has been filed as Exhibit 10.52 to the Current Report on Form 8K/A, dated January 3, 2012.

Shandong Xiangrui has operated in the corn refinery industry since its establishment in 2005. Shandong Xiangrui’s business scope has remained the same before and after both the name change and the share transfer. Shandong Xiangrui’s total registered capital is RMB 20,000,000 ($3.1 million), which was fully paid on April 8, 2005. Of the payment of registered capital, RMB 17,200,000 ($2.7 million) was paid by Shandong Ruixing Chemical Co., Ltd. in the form of tangible goods, Mr. Lingfa Huang contributed RMB 1,600,000 ($250,528), and Mr. Xuchun Wang, Mr. Binglong Qiao and Mr. Guo Wang each respectively contributed RMB 400,000 ($62,632).

The board of directors of Shandong Xiangrui is composed of Mr. Guangyin Meng, Mr. Yanpeng Zhao and Mr. Lingfa Huang. In addition to the board of directors, Mr. Guo Wang, as CEO and Mr. Wencai Pan, as CFO also participate in the day to day management of Shandong Xiangrui. Our former CFO Mr. Qingtai Wang served as the CFO of Shandong Xiangrui from 2009 until July 12, 2011 when Mr. Wencai Pan assumed the position as CFO of our Company.

The following table sets forth the names, ages and positions of the directors and executive officers of Shandong Xiangrui as of December 31, 2011:

Name	Age	Position
Guangyin Meng	46	Director
Yanpeng Zhao	44	Director
Lingfa Huang	43	Director, Legal Representative, General Manager
Qinghua Meng	41	Supervisor
Guo Wang	37	Chief Executive Officer
Qingtai Wang	45	Former Chief Financial Officer
Wencai Pan	34	Chief Financial Officer
Shoubing Tang	44	Vice President of Sales

Mr. Chongxin Xu, the 93% shareholder of our Company, acts as a nominee for the direct and indirect shareholders of Shandong Xiangrui. We understand that the Shandong Xiangrui shareholders were advised that entering into the option agreements with Mr. Chongxin Xu would allow them to obtain beneficial ownership of Xiangrui while reducing the risk that approval of the PRC Ministry of Commerce, or MOFCOM, under the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which the Shandong Xiangrui shareholders had not obtained, could be required under PRC law. The M&A Rule requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange, first obtain the approval of the China Securities Regulatory Commission. Mr. Xu does not reside in the PRC and has no knowledge of the operation of Shandong Xiangrui. As such, we believe he has no effective control over the affairs of Shandong Xiangrui. Mr. Xuchun Wang, Mr. Lingfa Huang, Mr. Binglong Qiao and Mr. Guo Wang are optionees under four option agreements entered into with Mr. Chongxin Xu on May 13, 2011. Upon exercise of the options, these four individuals will have an aggregate shareholding of 93% in our Company. The particular details of the Chinese regulatory environment concerning the Company’s restructuring options are discussed in more detail below in the section entitled “Government Approvals and Regulations — SAFE Regulations on Round Trip Investments.” on page 19 of this Annual Report. For the risks involved in this type of arrangement and a discussion of the M&A Rule, refer to the section entitled “Risk Factors — If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Xiangrui, the reverse acquisition may be unwound, or we may become subject to penalties.” on page 30 of this Annual Report.

Mr. Xuchun Wang, the 88% shareholder of our operating entity Shandong Xiangrui, has the option to acquire from Mr. Xu 81.84% of the issued and outstanding capital stock of our Company, out of which 79.98% will be held by Mr. Wang on behalf of the Ruixing Group shareholders as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group, pursuant to an oral agreement among Mr. Wang and the shareholders of Ruixing Group on May 13, 2011. The Ruixing Group shareholders again unanimously designated and appointed Mr. Wang under this second oral agreement to act for and on behalf of them for purposes of administrative expedience. A summary of the oral agreement has been filed as Exhibit 10.53 to the Current Report on Form 8K/A, dated January 3, 2012. Mr. Guangyin Meng is a 41.67% holder of the equity interests in Ruixing Group. As such, Mr. Meng is the indirect holder of 35.84% of the equity interests in Shandong Xiangrui and, upon exercise of Mr. Wang’s option in the shares of SMSA, Mr. Meng will be the ultimate beneficial owner of 33.33% of SMSA, making Mr. Meng the largest shareholder of our Company.

Mr. Xuchun Wang is working as a manager in the production department of Ruixing Group. Mr. Wang is also a brother in law to Mr. Guangyin Meng. As such, we believe Mr. Wang is subject to family and social pressure in the Meng family, on the one hand, and potential job loss, on the other hand, should he fail to perform his duties as a nominee of the Ruixing Group shareholders, including Mr. Meng. We cannot assure you, however, that Mr. Wang will honor his oral arrangement with the Ruixing Group shareholders (including Mr. Meng) or that he will not take action contrary to the interests of the non-affiliated shareholders of our Company. The potential risks related to the Ruixing Group shareholders (including Mr. Meng) losing their rights in the securities held on their behalf by Mr. Wang and the risks related to Mr. Wang taking actions contrary to the interests of non-affiliated SMSA shareholders are discussed in the section below entitled “Risk Factors –The directors, executive officers, shareholders and ultimate beneficial owners of our consolidated variable interest entity and our affiliates may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.” on page 34 of this Annual Report.

We believe there is alignment of interests among the ultimate beneficial owners of our operating subsidiary Shandong Xiangrui and the ultimate beneficial owners (and non-affiliated shareholders) of SMSA. The largest beneficial owner of Shandong Xiangrui, Mr. Meng is also the largest beneficial owner of SMSA. Mr. Meng serves as a director of Shandong Xiangrui and SMSA. As such, he owes fiduciary duties such as the duty of care and the duty of loyalty to the SMSA shareholders to act in the best interests of SMSA. Similarly under Chinese law, as a director of Shandong Xiangrui, Mr. Meng owes a duty of care and honest dealing to the shareholders of Shandong Xiangrui. On the other hand, we cannot assure you that Mr. Meng will not take actions that may be contrary to the interests of the Shandong Xiangrui and SMSA shareholders, especially the non-affiliated SMSA shareholders. The potential risks related to Mr. Meng taking actions that could entirely or substantially remove alignment of interests between Shandong Xiangrui and SMSA are discussed in the section below entitled “Risk Factors –The directors, executive officers, shareholders and ultimate beneficial owners of our consolidated variable interest entity and our affiliates may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.” on page 34 of this Annual Report.

Background and History of the Affiliated Companies

Ruixing Group Co., Ltd. (“Ruixing Group”), was incorporated in China on October 24, 2003 under its former name Shandong Ruixing Chemical Co., Ltd. Shandong Ruixing Chemical Co., Ltd.’s name was changed to Ruixing Group Co., Ltd. on September 6, 2007. Ruixing Group is principally engaged in the industries of electricity generation and chemical products manufacturing. Ruixing Group has been engaged in these industries since its establishment on December 24, 2003. The following persons hold equity interests in Ruixing Group: Mr. Guangyin Meng, 41.67%; Mr. Dianshun Zhang, 2.08%; Mr. Lingfa Huang, 2.40%; Mr. Binglong Qiao, 2.29%; Mr. Xuchun Wang, 1.53%; and Mr. Qintai Wang, 1.53%. The remaining 48.5% equity interests in Ruixing Group are held by 26 PRC individuals, with no single shareholder holding over 5% equity interests, directly or indirectly, in our Company. Furthermore, only 1 of the remaining 26 shareholders of Ruixing Group holds 5.18% in Ruixing Group. Of the other 25 shareholders, no single shareholder holds over 5% equity interests in Ruixing Group. The Ruixing Group shareholders as a group hold an aggregate of 5,156,976 shares of our common stock, which constitute 38.79% of our issued and outstanding capital stock. We are not aware of any formal or informal arrangements that would require the Ruixing Group shareholders to vote as a block.

The management of Ruixing Group consists of: Mr. Guangyin Meng, as chairman and CEO; Mr. Dianshun Zhang, as director and vice president; Mr. Lingfa Huang, as director; and Mr. Binglong Qiao, as vice president of the purchasing department. None of the Company’s other executive officers hold any positions or have any interest in Ruixing Group.

Shandong Runyin Bio-chemical Co., Ltd. (“Runyin Bio-chemical”), was incorporated in China on November 8, 1993 and is principally engaged in chemical products manufacturing. Runyin Bio-chemical’s major shareholder is Ruixing Group, which holds 84.38% of its total equity interests. The following persons indirectly hold equity interests in Runyin Bio-chemical through their ownership interests in Ruixing Group: Mr. Guangyin Meng, 35.16%; Mr. Dianshun Zhang, 1.75%; Mr. Lingfa Huang, 2.03%; Mr. Binglong Qiao, 1.93%; and Mr. Xuchun Wang, 1.29%. Mr. Xuchun Wang has a direct ownership of 0.23%. Our former CFO Mr. Qingtai Wang directly holds 0.05% and through Ruixing Group indirectly holds 1.29% of Runyin Bio-chemical’s total equity interests. Our chairman Mr. Guangyin Meng and our director Mr. Dianshun Zhang also hold the positions of chairman and director, respectively, in Runyin Bio-chemical. None of the Company’s other executive officers hold any positions or have any interest in Runyin Bio-chemical.

Shandong Xinrui Chemical Devices Co., Ltd. (“Xinrui Chemical”), was incorporated in China on May 31, 2006 and principally engages in chemical installment and repairing of water supply and drainage devices, heating and ventilation machinery, construction lighting and also manufacturing of chemical products. Our chairman Mr. Guangyin Meng is a director of Xinrui Chemical. None of the Company’s other directors or executive officers hold any positions or have any interest in Xinrui Chemical.

The term in office that each of our directors and executive officers has served in each of our affiliate companies is detailed below in the section entitled “Item 10—Directors, Executive Officers and Corporate Governance.”

We do not currently share office space, facilities, employees and general administrative expenses with our affiliated entities. Ruixing Group, Runyin Bio-chemical and Xinrui Chemical are under common control of our Company by virtue of our chairman Mr. Guangyin Meng’s concurrent executive positions in each of the respective affiliates. Mr. Meng also holds more than ten percent equity interests in Ruixing Group and Runyin Bio-chemical, respectively. As disclosed above, our other directors and executive officers also hold executive positions and have equity interests in our affiliates. Runyin Bio-chemical and Xinrui Chemical support our business and operations by providing utilities that are necessary for the manufacturing of our products. The total energy costs represent approximately 7.5% of our product costs, among which electricity accounts for approximately 2.5% while steam accounts for approximately 5%. Our affiliates have also provided cross guarantees under certain loan agreements entered into by Shandong Xiangrui. Refer to the section entitled “Risk Factors — The directors, executive officers, shareholders and ultimate beneficial owners of our variable interest entity and our affiliates may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition” on page 34 of this Annual Report.

VIE Arrangements

Foreign ownership of companies within the corn refinery industry is subject to significant restrictions under current PRC laws and regulations. Every foreign investment in China falls into one of four categories, which are (i) encouraged, (ii) permitted, (iii) restricted, and (iv) prohibited. The guidelines under which industries are classified are quite specific, and are outlined in the 2007 amendment of the Foreign Investment Industrial Guidance Catalogue, or the Catalogue. Pursuant to the Catalogue, the corn refinery industry is a restricted industry for foreign investment. Restricted industries are subject to higher-level government approvals, i.e., by the Ministry of Commerce. The process to obtain such approvals is time-consuming and uncertain.

In addition, in February 2011, the State Council and the Ministry of Commerce respectively promulgated regulations that require national security review on mergers and acquisitions and obtaining of control by foreign investors of domestic enterprises in significant or sensitive industries. Industries that fall within the scope of these regulations will be subject to review by the Ministry of Commerce. The review process is time-consuming and uncertain. Moreover, because these regulations were recently promulgated, the scope of the regulations and the effect of their enforcement remain unclear. There is uncertainty, for example, as to whether the corn refinery industry falls within the scope of a significant or sensitive industry subject to national security review.

In order to comply with these foreign ownership restrictions, we conduct our operations in China through our variable interest entity, Shandong Xiangrui. On May 9, 2011, the WFOE, the wholly-owned subsidiary of Xiangrui, entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Shandong Xiangrui and the shareholders of Shandong Xiangrui namely, Mr. Xuchun Wang, Mr. Lingfa Huang, Mr. Binglong Qiao and Mr. Guo Wang, or the Shandong Xiangrui shareholders, who are all PRC citizens. Pursuant to the VIE Agreements, we control Shandong Xiangrui. The VIE Agreements are comprised of a series of agreements, including an Exclusive Technical and Consulting Service Agreement, Management Fee Payment Agreement, Equity Interest Pledge Agreement, Exclusive Equity Interest Purchase Agreement, Operating Agreement and Proxy Agreement. Through these agreements the WFOE has the right to advise, manage and operate Shandong Xiangrui for an annual consulting service fee in an amount equal to Shandong Xiangrui’s yearly net income before tax. In order to further reinforce the WFOE’s rights to control Shandong Xiangrui, the Shandong Xiangrui shareholders have entrusted their shareholders’ rights in Shandong Xiangrui to a person to be designated by the WFOE.

The terms of the VIE Agreements are more fully described below:

Exclusive Technical and Consulting Service Agreement

The WFOE and Shandong Xiangrui have entered into an Exclusive Technical and Consulting Service Agreement. This agreement provides that the WFOE will be the exclusive provider of technical and consulting services to Shandong Xiangrui. The annual consulting service fee is one hundred percent of the pre-tax net income of Shandong Xiangrui for each year for twenty-five years. Shandong Xiangrui agrees to reimburse all the WFOE’s costs, except income tax, related to performance of the agreement and surrenders all rights held by it in any intellectual property arising out of performance of this agreement. Any payment to the WFOE would need to comply with applicable Chinese laws affecting payments from Chinese Companies to foreign companies. See “Risk Factors — Risks Related to Doing Business in China” on page 28 of this Annual Report.

Management Fee Payment Agreement

The WFOE, Shandong Xiangrui and the Shandong Xiangrui shareholders have entered into a Management Fee Payment Agreement for a term of twenty-five years. Under this agreement, the Shandong Xiangrui shareholders have agreed to pay the WFOE a management fee in an amount equal to a transfer fee that the Shandong Xiangrui shareholders will receive from the WFOE if the WFOE exercises its purchase right under the Exclusive Equity Interest Purchase Agreement. According to the Exclusive Equity Interest Purchase Agreement, the transfer fee payable by the WFOE shall not be significantly lower than the value of the net assets of Shandong Xiangrui, as determined by an appraiser. Such payment would be in consideration of the management and proxy services performed by the WFOE under the VIE Agreements.

Exclusive Equity Interest Purchase Agreement

The WFOE, Shandong Xiangrui and the Shandong Xiangrui shareholders have entered into an Exclusive Equity Interest Purchase Agreement. Under this agreement the Shandong Xiangrui shareholders irrevocably grant the WFOE the exclusive right, over the term of twenty-five years, to purchase or designate another person to purchase the equity interest in Shandong Xiangrui from the Shandong Xiangrui shareholders. When the purchase right is exercised, the transfer fee payable by the WFOE shall not be significantly lower than the value of the net assets of Shandong Xiangrui, as determined by an appraiser. Compliance with Chinese laws is a condition precedent to exercise of the purchase right by the WFOE. Moreover, Shandong Xiangrui agrees that, without the prior consent of the WFOE, Shandong Xiangrui will not engage in any transactions that could materially affect its equity structure, obligations, rights or operations, including assumption of indebtedness, incurrence of encumbrance on its assets or entry into a material agreement outside the ordinary course of business. The Shandong Xiangrui shareholders agree that without the prior consent of the WFOE, the Shandong Xiangrui shareholders will not sell or mortgage their equity interests in Shandong Xiangrui and will also exercise reasonable efforts to prevent the other shareholders of Shandong Xiangrui from effecting any change of control of Shandong Xiangrui.

Equity Interest Pledge Agreement

The WFOE and the Shandong Xiangrui shareholders have entered into an Equity Interest Pledge Agreement for a term of twenty-five years. Under this agreement, the Shandong Xiangrui shareholders pledge one hundred percent of their equity interests in Shandong Xiangrui, respectively, as security for the WFOE’s collection of 100% of the pre-tax net income of Shandong Xiangrui according to the terms of the Exclusive Technical Consulting Service Agreement. Shandong Xiangrui agrees to bear all expenses including tax burdens relating to the performance of this agreement. This agreement entitles the WFOE to collect dividends from Shandong Xiangrui during the term of the pledge. Any foreclosure on the pledge would need to comply with applicable Chinese laws affecting one hundred percent equity transfers between Chinese companies and foreign companies. The pledge was recorded with the Dongping County Administration of Industry and Commerce on May 13, 2011.

Operating Agreement

Pursuant to the Operating Agreement among the WFOE, Shandong Xiangrui and the Shandong Xiangrui shareholders, the WFOE agrees to serve as the guarantor for Shandong Xiangrui in all contracts between Shandong Xiangrui and third parties that relate to Shandong Xiangrui’s operation, for a term of twenty-five years. Shandong Xiangrui in turn agrees to pledge all account receivables arising out of its operation, equipments and other operating assets to the WFOE. Furthermore, the Operating Agreement provides that the WFOE may direct the day to day operations of Shandong Xiangrui through the provision of management services and that Shandong Xiangrui and the Shandong Xiangrui shareholders shall appoint directors and senior management of Shandong Xiangrui according to the WFOE’s recommendations. Moreover, Shandong Xiangrui agrees that, without the prior consent of the WFOE, Shandong Xiangrui will not engage in any transactions that could materially affect its assets, obligations, rights or operations, including assumption of indebtedness, incurrence of encumbrance on any of its assets in favor of a third party or assignment of agreements relating to its operation to any third party.

Proxy Agreement

The WFOE, Shandong Xiangrui and the Shandong Xiangrui shareholders have entered into a Proxy Agreement with a term of twenty-five years. Under this agreement, the Shandong Xiangrui shareholders agree to irrevocably entrust the person designated by the WFOE with their shareholder rights in Shandong Xiangrui. In order for the parties to perform their obligations under the VIE Agreements, the Proxy Agreement provides that the WFOE’s designee may attend shareholder meetings and execute resolutions, sell or pledge the shareholders’ respective equity interests in Shandong Xiangrui and vote for directors, executive officers and other personnel of Shandong Xiangrui.

As a result of the VIE Agreements described above, we will included Shandong Xiangrui’s historical financial results in our consolidated financial statements as a variable interest entity pursuant to U.S. GAAP following the date of the VIE Agreements. As of the date of this Annual Report, the WFOE has not yet appointed directors or management of Shandong Xiangrui according to the Operating Agreement. The original directors and management of Shandong Xiangrui prior to the share exchange transaction continue to serve in their respective positions at Shandong Xiangrui as of the date of this Annual Report. The right to appoint directors and management under the VIE Agreements was designed to enable the WFOE to directly control Shandong Xiangrui.

Option Agreements

Four option agreements have been entered into between Mr. Chongxin Xu, the sole shareholder of Xiangrui prior to the exchange, and the Shandong Xiangrui shareholders, dated May 13, 2011. Under these agreements, each of the optionees has an option to purchase the capital stock in the Company held by Mr. Xu at any time during the period commencing on the 90th day following the signing date of the option agreements and ending on the second anniversary of the signing date of the option agreements, at an aggregate exercise price of twenty thousand U.S. dollars ($20,000). Moreover, during the term of the option agreements, Mr. Xu has agreed that he will not transfer, dispose of or encumber the option shares held by him. Mr. Xu agrees that he will not, without the prior approval of the optionees, vote the option shares with regard to Xiangrui or any direct or indirect subsidiary or affiliate of Xiangrui, in respect of, change of control, increase of authorized shares, payment of dividends, liquidation or dissolution, and other material changes to the operation and day-to-day businesses of the respective companies. The terms of the option agreements are more fully described below:

•

On May 13, 2011, Mr. Xu and Mr. Xuchun Wang entered into an option agreement pursuant to which Mr. Wang has the option to purchase ten million eight hundred eighty thousand two hundred nineteen (10,880,219) shares of the capital stock of our Company currently held by Mr. Xu representing 81.84% of the issued and outstanding capital stock of our Company. The exercise price of the option is $0.001 per share, for an aggregate purchase price of $17,600. The option vests and becomes exercisable on the 90th day following the execution date of the option agreement. The option has a term of 2 years. Out of the total 10,880,219 shares to be acquired upon exercise of the option, 247,278 shares representing 1.86% of the issued and outstanding capital stock of our Company shall be held by Mr. Xuchun Wang for himself and 10,632,941 shares representing 79.98% of the issued and outstanding capital stock of our Company shall be held by Mr. Xuchun Wang for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group, according to an oral arrangement between Mr. Wang and the shareholders of Ruixing Group. Upon receipt of the instruction to exercise the option from the shareholders of Ruixing Group, which decision shall be made by the majority in interest of the shareholders of Ruixing Group, Mr. Wang shall exercise the option accordingly. Upon the exercise of the option Mr. Xuchun Wang would hold 79.98% of the issued and outstanding capital stock of our Company for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group. A summary of the oral agreement has been filed as Exhibit 10.53 to the Current Report on Form 8-K/A filed on January 3, 2012.

•

On May 13, 2011, Mr. Xu and Mr. Lingfa Huang entered into an option agreement pursuant to which Mr. Huang has the option to purchase nine hundred eighty nine thousand one hundred twelve (989,112) shares of the capital stock of our Company currently held by Mr. Xu representing 7.44% of the issued an outstanding capital stock of our Company. The exercise price of the option is $0.001 per share, for an aggregate purchase price of $1,600. The option right vests and becomes exercisable on the 90th day following the execution date of the option agreement. The option has a term of 2 years.

•

On May 13, 2011, Mr. Xu and Mr. Guo Wang, our current CEO, entered into an option agreement pursuant to which Mr. Wang has the option to purchase two hundred forty seven thousand two hundred seventy seven (247,277) shares of the capital stock of our company currently held by Mr. Xu representing 1.86% of the issued an outstanding capital stock of our Company. The exercise price of the option is $0.001 per share, for an aggregate purchase price of $400. The option right vests and becomes exercisable on the 90th day following the execution date of the option agreement. The option has a term of 2 years.

•

On May 13, 2011, Mr. Xu and Mr. Binglong Qiao entered into an option agreement pursuant to which Mr. Qiao has the option to purchase two hundred forty seven thousand two hundred seventy seven (247,277) shares of the capital stock of our company currently held by Mr. Xu representing 1.86% of the issued an outstanding capital stock of our Company. The exercise price of the option is $0.001 per share, for an aggregate purchase price of $400. The option right vests and becomes exercisable on the 90th day following the execution date of the option agreement. The option has a term of 2 years.

The relationships between the optionees and members of our management and affiliates are discussed in more detail in the section entitled “Our Corporate History” above.

Our Business

(1) Principal Products and Distribution

We operate in the corn-refinery industry. We are a producer of pharmaceutical- and food-grade refined corn products for the domestic China market and are headquartered in Shandong Province in China. We purchase raw corn from corn growers located near us in Shandong Province, and refine the corn at our plant into corn starch and glucose. We are a major supplier of high-quality food ingredients and industrial products derived from wet milling and processing of corn and other starch-based materials. We engage in corn refining, a capital-intensive, two-step process that involves the wet milling and processing of corn. During the front-end process, corn is steeped in a water-based solution and separated into starch and co-products such as animal feed and corn oil. The starch is then either dried for sale or further processed to make glucose.

Our consolidated net sales were $78.2 million for the fiscal year ended December 31, 2011. Our products are derived primarily from the processing of corn. Corn products supplies a broad range of customers in many diverse industries, including the food, beverage, brewing, pharmaceutical, paper and corrugated products, textile and personal care industries, as well as the animal feed and corn oil markets. Our products include starches, glucose, and by-products. Approximately 84% of our sales revenues for the fiscal year ended December 31, 2011 were attributable to sales of starch and its related by-products. Approximately 16% of our sales revenues for the fiscal year ended December 31, 2011 were attributable to sales of glucose and its related by-products.

Starch Products. Our starch products represented approximately 84%, 79% and 75% of our net sales for 2011, 2010 and 2009, respectively. Starches are an important component in a wide range of processed foods, where they are used for adhesions, clouding, dusting, expansion, fat replacement, freshness, gelling, glazing, stabilization and texture. Our cornstarch is sold to cornstarch distributors for sale to consumers. Starches are also used in paper production to create a smooth surface for printed communications and to improve strength in recycled papers. Specialty starches are used for enhanced drainage, fiber retention, oil and grease resistance, improved printability and biochemical oxygen demand control. In the corrugating industry, starches and specialty starches are used to produce high quality adhesives for the production of shipping containers, display board and other corrugated applications. The textile industry has successfully used starches and specialty starches for manufactured products. Industrial starches are used in the production of construction materials, textiles, adhesives, pharmaceuticals and cosmetics, as well as in mining, water filtration and oil and gas drilling. Specialty starches are used for biomaterial applications including biodegradable plastics, fabric softeners and detergents, hair and skin care applications, dusting powders for surgical gloves and in the production of glass fiber and insulation.

Glucose Products. Glucose accounted for 16%, 21% and 25% of our net sales for 2011, 2010 and 2009, respectively. Pharmaceutical grade glucose is used to make solutions for intravenous injection and other pharmaceutical applications, as well as some specialty food applications. Specialty dextrose products are used in a wide range of applications, from confectionery tableting, to dry mixes, to carriers for high intensity sweeteners Refined corn oil (from germ) is sold to distributers of cooking oil and to producers of margarine, salad dressings, shortening, mayonnaise and other foods. Corn gluten feed is sold as animal feed. Corn gluten meal is sold as high protein feed for chickens, pet food and aquaculture, and steepwater is sold as an additive for animal feed.

Our customers are located primarily in Shandong Province. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in the food and beverages industries as well as the pharmaceuticals industries, which together constituted approximately 66% of our 2011 revenue. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 18% of our 2011 revenue. Sales of our products to the industrial manufacturing sector accounted for approximately 9% of our 2011 revenue.

Our salaried sales personnel sell our products directly to manufacturers and distributors. We generally contract with trucking companies to deliver our bulk products to customers. In Shandong Province, we generally use trucks to transport our products to nearby customers that are located within approximately 200 kilometers of our plant. For those customers located considerable distances from our plants, we use either rail or a combination of railcars and trucks to deliver our products.

(2) New Products

We may launch two new products, Monosodium glutamate, or MSG, and 1, 3-propanediol, or PDO, by early 2013. We are evaluating the feasibility and profitability of these two new products.

MSG

MSG is used as a food additive and is commonly marketed as a flavor enhancer. China’s MSG market has grown significantly since the 1990s as the world’s major MSG production facilities moved to China to take advantage of low production costs and large domestic demand. According to a MSG industry report issued by Bioon.com, China’s MSG production accounted for approximately 75% of the world’s total production in 2005. This report is only available in Chinese and was originally published in the Pharmaceuticals Economic Journal on October 9, 2009. This report has been republished on the following website, http://www.bioon.com/bioindustry/ferment/375274.shtml. Our major product, corn starch, is one of the most important raw materials used in the production of MSG. The Company is currently conducting a feasibility analysis on the MSG investment.

PDO

PDO is mainly used as a building block in the production of polymers such as polytrimethylene terephthalate (PTT). PTT fiber is a high end fiber that has various functions. PDO can also be formulated into a variety of food and industrial products including animal feed additives, composites, adhesives, laminates, coatings, moldings, aliphatic polyesters and copolyesters.

The Company has completed a pilot plant test and expects to test a production capacity of 5,000 tonnes by mid 2012. As there is uncertainty associated with the commercialization of the PDO product line, the Company expects to launch its PDO product only if the technology is proven ready.

(3) Geographic Scope and Operations

We operate in one business segment which is the production of starches and glucoses for a wide range of industries. Our entire production facilities are located in a factory in Dongping County, Shandong province, China. We sell our products throughout China and export a very small percentage (less than 1% of our total revenue) to Russsia.

In general, demand for our products is level throughout the year. We sell all the products we can produce. Due to the production facility upgrade during January and February of 2011, our sales were lower in January and in February than other months during 2011.

(4) Competition

We are a corn processor located in Shandong province. Corn is one of the highly cultivated crops globally, and in China, corn is the second largest crop. There are more than 1,000 types of corn-based products in the world which are widely used in food, beverages, animal feed, and industrial production. The corn refinery industry has witnessed rapid growth recently, with total sales in China’s corn refinery industry having grown at a compound annual growth rate of 35.7% during the period from 2005 to 2010, “2010 China Corn Refinery Industry Analysis Report” (the “Report”) issued by Beijing Wisdom Information Consulting Co., Ltd. The Report can be purchased online at the research institution’s website (http://www.cninfo360.com ). The Report is only available in Chinese. According to the Report, the total sales of China’s corn refinery industry are projected to reach $138.3 billion in 2015 from $62.5 billion in 2011, representing a compound annual growth rate of 22.0%. China’s corn refinery industry is highly competitive. Many of our products are viewed as basic commodity ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. For example, competitors such as Shengtai Pharmaceutical, Inc. and Qing Huang Dao Lihua Starch Co., Ltd. compete with us both in the starch and glucose businesses. Since starch is a commodity, we have more competitors than we do for our glucose business, including competitors that are much larger than us, such as COFCO (China National Cereals, Oils and Foodstuffs Corporation), Cargill, China Starch Hldg. Ltd. (3838.HK), Shandong Xi Wang Pharmaceutical Co., Ltd. and several others. In the corn refinery industry, companies compete on price, quality and product availability. The Report states that China’s five largest corn refinery companies account for approximately 19% of China’s total corn processing capacity. Our production capacity accounts for less than 1% of China’s total corn processing capacity.

We believe that the following strengths enable us to compete effectively in and to capitalize on this growing corn refinery industry in China:

•

Strategic location. Our factory is strategically located in Shandong province. Shandong province became China’s largest corn producer in 2010 and accounted for 11.7% of China’s total corn output. We believe this strategic location allows us better access to corn suppliers at a lower transportation cost than other corn refinery factories located outside Shandong province.

•

Entry Barrier. In 2010, we had an annual production capacity of 80,000 tons. As of the date of this Annual Report we have an annual production capacity of 140,000 tons. The National Development and Reform Commission of China (“NDRC”), which formulates and implements strategies of national economic and social development, has issued policies to ensure the healthy development of China’s corn refinery industry in an environmentally friendly and sustainable way. The NDRC has commanded small-scale corn refinery factories without waste water treatment systems to cease operation and halted approval of new small-scale corn refinery projects. These policies establish a higher entry barrier for China’s corn refinery industry. We have complied with the mandated environmental requirements and are equipped with waste water treatment facilities.

•

Business to business sales model. We use a “business to business” sales model and sell more than 90% of our products to end users of our products directly. We believe this sales model enables us to better manage our supply chain and reduce distribution costs. Selling directly to end users also better equips us to gather information on consumption of our products and make more effective production decisions. Moreover, it encourages us and our end users to establish a long-term business relationship which may provide stability in our sales.

•

GMP Certification. As required by the State Foods and Drugs Administration of China (“SFDA”), only “good manufacturing practice” (“GMP”) certified factories can produce pharmaceutical grade crystalline glucose in China. We have a GMP certified crystalline glucose production line.

•

Quality Standards. Manufacturing of certain corn-based products requires certain approvals, licenses and certifications issued by relevant governmental authorities. Securing approvals, licenses and certifications can be an entry barrier for new businesses. We have secured relevant approvals, licenses and certifications for our products. For manufacturing and sale of corn starch and related products, we hold a Food Sanitary License issued by the Dongping County Sanitation Administration and a National Industrial Product Manufacturing License issued by the Quality and Technology Supervision Bureau of Shandong Province. For the glucose we produce for medical use, we hold a Drug Manufacturing License issued by the Shandong Food and Drug Administration and a Certificate of Good Manufacturing Practices for Pharmaceutical Products of the PRC issued by the Shandong Food and Drug Administration. For procurement of raw materials, we hold a License for Grain Procurement issued by the Dongping County Administration of Grain. The terms of these licenses and certifications are detailed in the sections below entitled “Licenses” and “Government Approvals.”

•

Experienced Management Team. Our senior management team has extensive experience in the corn refinery industry. A majority of our senior management team members have been with us since the formation of Shandong Xiangrui. Mr. Guangyin Meng, our chairman, has nearly twenty years of experience in the agricultural industry. Mr. Dianshun Zhang, our director, has over twenty years of experience in the agricultural industry. Mr. Guo Wang, our CEO, has nearly ten years of experience in the agricultural industry. For details of the experience and qualifications of our directors and senior officers refer to the section entitled “Item 10 – Directors, Executive Officers and Corporate Governance.”

(5) Raw Materials

Our principal raw material is corn kernels, which we procure principally from individual farmers close to our plant in Dongping County, Shandong Province and nearby counties in Shandong Province. The supply of corn in Shandong Province has been, and is anticipated to continue to be, adequate for our domestic needs. The price of corn fluctuates as a result of various factors including: farmer planting decisions, climate, and government policies, livestock feeding, shortages or surpluses in world grain supplies, and domestic and foreign government policies and trade agreements.

Due to the competitive nature of our industry and the availability of substitute products which are not produced from corn, such as sugar from cane or beets, end product prices may not necessarily fluctuate in a manner that correlates to raw material costs of corn.

In general, we do not enter into long-term supply contracts for our corn kernel purchases, in order to provide us with flexibility in purchasing corn kernels at competitive prices. We anticipate that we will be able to obtain sufficient supply of corn kernels, because (a) our plant is strategically located in Dongping County, Shandong Province, which is the top corn growing province in China; (b) in the second quarter of 2011 we entered into corn kernel supply agreements with four enterprises, namely Tai’an Branch of China Grain Reserves Corporation, Ji’nan Jinliang Grains Storage Co., Ltd., Shanghai Yihai Commerce & Trade Co., Ltd., and Zhongjiao Grain and Oil Storage Center, Qingdao Tariff-free Area. Pursuant to such agreements, the corn kernels purchased from such enterprises account for approximately 60% of those ordinarily consumed by our Company. Under these supply agreements, a stable supply of corn kernels at market prices was guaranteed to us during the low season of corn supply from July to September. These agreements have been filed as exhibits to the Company’s Current Report on Form 8-K/A, filed on July 20, 2011.

(6) Customers

We supply a broad range of customers. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in the food and beverages industries as well as the pharmaceuticals industries. Our other corn-refined products are principally sold to the animal feed industry and the industrial manufacturing industry.

Our top ten customers are:

1.	Jinhu Xinyuan Starch Adhesive

2.	Jinhu Yuanda Starch

3.	Qupu Pharmacy

4.	Shandong Runhua Pharmacy

5.	Shangdong Sanxing Corn Technology

6.	Hunan Hongyingxiang Biology

7.	Shandong Xinxinhai food industrial

8.	Yanzhou Minghe animal feed

9.	Puyang Hualu Pharmacy

10.	Jianxi Zhengxin Starch

No customer accounted for more than 10% of our sales for fiscal years ended December 31, 2011, 2010 and 2009 respectively.

(7) Research and Development

Our research and development team, or R&D team, consists of six full time staff that mainly focus on developing better waste water treatment technology, improving the product quality of our corn starch and glucose, and conducting feasibility studies of new products. We spent approximately 25,000 man-hours on R&D in the last three fiscal years. In 2011, we spent approximately 12,520 man-hours and $35,000 on R&D, which was mainly for the labor costs of our six research staff. In 2010, we spent approximately 12,480 man-hours and $30,000 on R&D, which was mainly for the labor costs of our six research staff. We did not make an expenditure on R&D in 2009.

(8) Patents, Trademarks and Technical License Agreements

Patents

We have developed technology and know-how in our manufacturing activities but have not patented our technology and know-how. On January 1, 2009, Ruixing Group and the Company entered into a Patent License Agreement. We currently hold a license (Patent Number ZL 200320121543.6) granted by Ruixing Group Co., Ltd. to use its patent for Upflow Anaerobic Sludge Blanket from January 1, 2009 to January 1, 2019. We obtained the license for free. The Upflow Anaerobic Sludge Blanket license is a waste water treatment technology license. With such technology, the Company is able to recycle waste water that comes from the production process of corn starch so that the water meets the chemical oxygen demand (COD) standard required by the Chinese government. Possessing a qualified waste water treatment facility and water treatment technology is crucial in the corn refinery industry as the government of China intends to shut down small factories that operate without the required waste water treatment systems.

Trademarks

We sell our corn starch and other corn based products under the trademark “Ruixing Pinghu” with Trademark Numbers 3481175, 4505548 and 4671028. The trademark and logo were licensed to us for use from January 1, 2008 to January 1, 2018 by Ruixing Group, pursuant to the Trademark License Agreement entered into between the Company and Ruixing Group on January 1, 2008. We obtained the licenses for the trademark and logo for free.

We sell our pharmaceutical grade crystalline glucose products under the trademark “Xiangxing.”

Licenses

Drug Manufacturing License

The Company currently holds a Drug Manufacturing License (Ref: Lu Ha 20100011) with a term from July 18, 2010 to July 17, 2015. The license was issued by the Shandong Food and Drug Administration and the scope includes bulk drugs.

Food Sanitary License

The Company currently holds a Food Sanitary License (Ref: Lu Wei Shi Zheng Zi (2009) No. 370923-000165) with a term from February 26, 2009 to February 25, 2013. The license was issued by the Dongping County Sanitation Administration and the scope includes the sale of corn starch and related products.

National Industrial Product Manufacturing License

The Company currently holds a National Industrial Product Manufacturing License (Ref: QS 3709 2301 0032) with a term from May 18, 2009 to June 18, 2012. The license was issued by the Quality and Technology Supervision Bureau of Shandong Province and the scope includes starch and starch products.

Certificate of Good Manufacturing Practices for Pharmaceutical Products of the PRC

The Company currently holds a Certificate of Good Manufacture Practices for Pharmaceutical Products of the PRC (Ref: Lu K0595), with a term from June 18, 2009 to June 17, 2014. The license was issued by the Shandong Food and Drug Administration and the scope includes inspection of bulk drugs (glucose).

Certificate of Fodder Manufacturer Investigation

The Company currently holds a Certificate of Fodder Manufacturer Investigation (Ref: Lu Si Shen (2009)09043) dated August 20, 2009. The certificate was issued by the Shandong Animal Husbandry and Veterinary Bureau and the product class includes single fodder (corn gluten and corn bran). The certificate is valid for a period of five years. We expect to renew this certificate in August 2014.

License for Grain Procurement

The Company currently holds a License for Grain Procurement (Ref: Lu 1860007.0) issued by the Dongping County Administration of Grain. The term of this license is from January 6, 2011 to January 6, 2013.

Sewage Discharge Permit

The Company currently holds a Sewage Discharge Permit (Ref. No.: Lu Huan Xu Zi No. 370923009-1) issued on January 5, 2011 by the Dongping County Environmental Protection Bureau. The term of this permit is from January 2011 to December 2012.

Franchises, Concessions, Royalty Agreements

We currently hold no franchise, concession, or royalty agreements with third parties.

(9) Employees

As of December 31, 2011 we had approximately 346 employees, all of whom are full time employees located in Dongping, Shandong Province. None of our employees are represented by a labor union or similar collective bargaining organization.

The PRC Labor Contract Law, which became effective on January 1, 2008, requires that we enter into employment contracts with all of our employees and respect statutory guidelines with respect to social insurance contributions, employment safety, wages, vacation and rest. We believe we are in material compliance with applicable PRC employment laws and regulations. We have entered into employment contracts with our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union or similar collective bargaining organization.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments. We are currently required to contribute to the scheme at the rate of 29% of the average monthly salary. We have made all of the requisite contributions as of the date of this Annual Report.

(10) Government Approvals

As a manufacturer and maker of food items and items for use in the pharmaceutical industry, our operations and the use of many of our products are subject to various regulations. In the PRC, the State Food and Drug Administration, or SFDA, is the authority that monitors and supervises the administration of pharmaceutical products, medical appliances and equipments, as well as food and cosmetics.

Pursuant to the Law on the Administration of Pharmaceuticals of the PRC and its implementation regulations, and the Measures on the Supervision and Administration of the Manufacturing of Pharmaceuticals, a pharmaceutical manufacturing enterprise is required to obtain a drug manufacturing license and a business license in order to legally operate its business. The drug manufacturing license is issued by a local branch of SFDA at the provincial level. The license is valid for five years. A pharmaceutical manufacturing enterprise must apply for an extension six months prior to the license’s expiration. We currently hold a business license and a Drug Manufacturing License. Furthermore, a pharmaceutical manufacturing enterprise must comply with the GMP Standards which impose various requirements on production plants, facilities, raw materials, manufacturing management and quality control processes. We have obtained a Certificate of Good Manufacturing Practices for Pharmaceutical Products of the PRC.

Approvals and Regulations

Because our operating subsidiaries are located in the PRC, we are subject to extensive PRC governmental laws and regulations relating to licensure, conduct of operations, ownership of facilities and land use rights, employment, tax, foreign exchange and environmental compliance. We believe that we are in material compliance with all PRC laws, rules or regulations relating to our operations in the PRC.

Regulations of Variable Interest Entities

Under PRC law, the following government registrations and filings are required in connection with the execution, delivery or performance of the VIE Agreements.

(i) Under the Equity Interest Pledge Agreement described in the section entitled “VIE Arrangements —Equity Interest Pledge Agreement”, the Shandong Xiangrui shareholders have pledged one hundred percent of their equity interests in Shandong Xiangrui, respectively, as security for the WFOE’s collection of 100% of the pre-tax net income of Shandong Xiangrui. According to the PRC Property Rights Law, which became effective on October 1, 2007, a pledge is created only when such pledge is registered with the relevant office of the Administration For Industry and Commerce, or AIC. We completed the registration of the equity pledge by the shareholders of Shandong Xiangrui with the relevant office of the AIC on May 13, 2011.

(ii) Under the four Option Agreements described in the section entitled “Option Agreements”, each of the four domestic individual shareholders of Shandong Xiangrui, namely, Mr. Xuchun Wang, Mr. Lingfa Huang, Mr. Binglong Qiao and Mr. Guo Wang has an option to purchase the capital stock in the Company held by Mr. Xu during the option period. According to the Operating Rules on the Foreign Exchange Administration of the Participation of Domestic Citizens in the Employee Stock Ownership Plans, Share Option Plans, Etc. of Overseas Listed Companies, or Circular 78, issued by SAFE in March 2007, Chinese citizens who are granted share options by an overseas publicly-listed company should register with SAFE through a Chinese agent and complete certain other procedures. Such Chinese agent may include, without limitation, a Chinese subsidiary of the overseas publicly-listed company. We believe that when each optionee exercises his option, he may need to file with SAFE to be in compliance with the regulations of foreign exchange listed above. Failure of our PRC share option holders to complete their SAFE registrations may subject these PRC residents to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us, or otherwise materially adversely affect our business. Please refer to the section entitled “Risk Factors — Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.” on page 29 of this Annual Report and the section entitled “Risk Factors — The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.” on page 32 of this Annual Report.

Regulations of Manufacturing of Pharmaceutical Products

In the PRC, the State Food and Drug Administration, or SFDA, is the authority that monitors and supervises the administration of pharmaceutical products, medical appliances and equipments, as well as food and cosmetics.

Pursuant to the Law on the Administration of Pharmaceuticals of the PRC and its implementation regulations, and the Measures on the Supervision and Administration of the Manufacturing of Pharmaceuticals, a pharmaceutical manufacturing enterprise is required to obtain a drug manufacturing license and a business license in order to legally operate its business. The drug manufacturing license is issued by a local branch of SFDA at the provincial level. The license is valid for five years. A pharmaceutical manufacturing enterprise must apply for an extension six months prior to the license’s expiration. We currently hold a business license and a Drug Manufacturing License. For more details of these licenses refer to the section above entitled “Licenses.”

Furthermore, a pharmaceutical manufacturing enterprise must comply with the GMP Standards which impose various requirements on production plants, facilities, raw materials, manufacturing management and quality control processes. We have obtained a Certificate of Good Manufacturing Practices for Pharmaceutical Products of the PRC. For more details of this license refer to the section above entitled “Licenses.”

Regulations of Foreign Funded Enterprises

Statutory Reserve Fund Requirements

According to Chinese laws, regulations and accounting standards, enterprises in China are required to set aside, at minimum, 10% of their respective after tax profits as a statutory reserve. After these reserves have reached 50% of the registered capital, appropriations to the reserve account are no longer required. These reserves are statutorily required in order to fund possible operating losses. The reserves are not distributable as cash dividends. Furthermore, at the discretion of our directors, a portion of our after-tax profits may be used for a discretionary reserve. The discretionary reserve, like the statutory reserve, cannot be distributed as dividends. The discretionary reserve could however be used for funding operating losses, business expansion or increasing registered capital.

The registered capital of our WFOE is 20 million RMB (about US$ 3.2 million). As our WFOE was established on May 6, 2011, our WFOE has not generated any after-tax profits in the year 2011. As such, our WFOE has not begun to set aside amounts for either reserve fund.

Shandong Xiangrui’s registered capital is US$2,416,480 (RMB 20,000,000 as converted into U.S. dollars on the contribution date). For the years 2009, 2010 and 2011 Shandong Xiangrui provided 10% of the statutory reserve and 6% of the discretionary reserve out of its distributable profits. Details of the contributions to the reserves are as follows:

	December 31
	2011	2010	2009
	US$	US$	US$
Statutory Reserve	658,637	326,619	27,561
Discretionary Reserve	395,182	195,972	16,537

Total	1,053,819	522,591	44,098

Provisions on Guiding the Orientation of Foreign Investment and the Guidance Catalogue of Industries for Foreign Investment

Foreign ownership of companies within the corn refinery industry is subject to significant restrictions under current PRC laws and regulations. For more details, refer to our disclosure in the section entitled “VIE Arrangements.”

Regulations on Tax

PRC Enterprise Income Tax

Pursuant to the 2008 amendment of the PRC Enterprise Income Tax Law and its implementing rules, or the EIT Law, the enterprise income tax rate for foreign invested entities such as our WFOE is 25%. In addition, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to enterprise income tax of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For a detailed discussion of PRC tax issues related to resident enterprises, see “Risk Factors—Risks Related to Doing Business in China — Under the new EIT Law, we may be classified as a ‘resident enterprise’ of China” on page 31 of this Annual Report. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Tax relating to Dividends Distributed by Foreign Invested Enterprises

According to the EIT Law, dividends payable to foreign investors will be subject to withholding tax at the rate of 10%, unless the foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Thus, if our WFOE distributes any dividends, our WFOE will be subject to a withholding tax of 10% on all dividends because currently the U.S. and China do not have a relevant tax treaty.

PRC Value Added Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale and importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17% on the gross sales proceeds, less any deductible VAT already paid or borne by the taxpayer. The rate of value added tax applied to Shandong Xiangrui on products sold is 17%.

Regulations of Currency Conversion and Foreign Exchange

SAFE Regulation on Foreign Exchange

The State Administration of Foreign Exchange, or SAFE, regulates foreign exchange in China. The Renminbi (“RMB”) is the official currency of the PRC. The PRC government imposes strict control over the conversion of RMB into foreign currencies. The People’s Bank of China publishes the exchange rates based on the previous day’s dealings in the inter-bank foreign exchange market. In July 2005, the Chinese government changed its ten year old policy of pegging the value of the RMB with the U.S. dollar. Under this new policy, RMB is permitted to fluctuate within a narrow band against certain foreign currencies. When the U.S. dollar peg was removed, the RMB appreciated more than 20% against the U.S. dollar over the subsequent three years. Since July 2008, the RMB has traded within a narrow range of the U.S. dollar, but has fluctuated significantly against other freely traded currencies in tandem with the U.S. dollar.

Use of currency from current accounts, which are used for day-to-day business activities, and capital accounts, which are used for investments, are regulated by the Regulation on the Administration of Foreign Exchange, effective August 5, 2008. Prior approval from SAFE must be obtained before one can engage in foreign exchange sales and settlements under capital accounts. Foreign invested enterprises are generally granted a quota for foreign exchange conversions to be made out of current accounts. Such permission is granted on a per deal basis.

Although we do not currently intend to pay dividends, any inability to convert RMB into U.S. dollars will limit our ability to pay dividends in the future.

For risks relating to currency exchange, refer to the section entitled “Risk Factors — Restrictions on currency exchange may limit our ability to receive and use our revenues effectively” on page 29 of this Annual Report.

SAFE Regulations on Round Trip Investments

Pursuant to the Notice of the State Administration of Foreign Exchange on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and Roundtrip Investment via Overseas Special Purpose Vehicles (“Circular 75”) and its operating rules, a domestic resident engaging in equity financing (including convertible bond financing) abroad with assets or interests in a domestic enterprise via a special purpose vehicle, shall apply to the local branch of SAFE, for registration of the overseas investment before the special purpose vehicle is set up or controlled. Only after completing the foreign exchange registration with respect to an overseas investment, may the domestic resident pay profits, dividends, liquidation proceeds, equity transfer prices, or other capital proceeds to the special purpose vehicle. Furthermore, the domestic resident is required to modify the registration within 30 days of any material capital change event, such as increase or decrease of capital, share transfer or swap, merger or split, long term equity or debt investments and foreign guarantees.

Because of uncertainty over how Circular 75 and its operating rules will be interpreted and implemented, we cannot predict how they will affect our business operations or future strategies. For risks relating to Circular 75 refer to the section entitled “Risk Factors — Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us” on page 29 of this Annual Report.

SAFE Requirements for Option Holders

In March 2007, SAFE issued Operating Rules on the Foreign Exchange Administration of the Participation of Domestic Citizens in the Employee Stock Ownership Plans, Share Option Plans, Etc. of Overseas Listed Companies, or Circular 78, which requires Chinese citizens who are granted share options by an overseas publicly-listed company to register with SAFE. Four option agreements have been entered into between Mr. Chongxin Xu, the sole shareholder of Xiangrui prior to the stock exchange and the Shandong Xiangrui shareholders. For more information on the option agreements refer to the section above entitled “Option Agreements.” Failure of our PRC optionees to complete SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us, or otherwise materially adversely affect our business. Furthermore, we believe that if the optionees exercise their options, the optionees may need to file with SAFE to be in compliance with Circular 75 as discussed above. For more information, please refer to the section entitled “Risk Factors — Risks Related to Doing Business in China — Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us” on page 29 of this Annual Report.

Land Use Rights

All urban land in China is owned by the State. Pursuant to the Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in Urban Areas, effective May 19, 1990, individuals and companies are permitted to acquire rights to use urban land, or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, land reserved for industrial use may be converted to land for other uses. Granted land use rights are transferable and may be used as security for loans and other obligations. We have received the necessary land use rights certificates for two plots of industrial land. See “Item 2 – Properties.”

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the Administrative Regulations on Environmental Protection for Construction Projects, the Law on Appraisal of Impact on the Environment, the PRC Law on the Prevention and Control of Water Pollution and its implementing rules, the PRC Law on the Prevention and Control of Air Pollution and its implementing rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

Our manufacturing facilities are subject to sewage discharge regulations. We are also subject to periodic inspections by local environmental protection authorities. Shandong Xiangrui currently holds a Sewage Discharge Permit. For details of this permit refer to the section above entitled “Licenses.” Our operating subsidiaries have received certifications from the relevant PRC government agencies indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

The National Development and Reform Commission of China (“NDRC”), which formulates and implements strategies of national economic and social development, has issued policies to ensure the healthy development of China’s corn refinery industry in an environmentally friendly and sustainable way. The NDRC has commanded small-scale corn refinery factories without waste water treatment systems to cease operation and halted approval of new small-scale corn refinery projects. These policies establish a higher entry barrier for China’s corn refinery industry. We have complied with the mandated environmental requirements and are equipped with waste water treatment facilities.

Based on current laws and regulations and the enforcement and interpretations thereof, we do not expect that the costs of future environmental compliance will be a material expense, although there can be no assurance that we will remain in compliance or that the costs of remaining in compliance will not have a material adverse effect on our future financial condition and results of operations.

During 2011 we spent approximately $3 million for environmental control and wastewater treatment equipment to be incorporated into existing facilities and in planned construction projects. We currently anticipate that we will spend approximately $2 million for environmental facilities and programs in 2012 and a similar amount in 2013.

Reports to Security Holders

The address of our corporate headquarters is Ruixing Industry Park, Dongping County, Shandong Province, People’s Republic of China. Our telephone number is: 86-538-241-7858. We do not currently have an internet address. We file annual, quarterly and current reports and other information with the Commission. You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, 100F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, information statements and other information regarding issuers that file as we do electronically with the Commission.

ITEM 1A — RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We face stiff competition, some of which may be from companies which may be better capitalized and more experienced than us.

We operate in a highly competitive environment. The industry in which we operate is characterized by quality and price sensitivity. Many of our products compete with virtually identical or similar products manufactured by other domestic and global manufacturers, several of which have more financial resources than we do. While we expect to continue to invest in product development and productivity improvements to compete effectively in our markets, we cannot assure you that we can successfully remain competitive.

We face changing economic and market conditions in the corn refinery industry in China.

In China, the corn refinery industry may be affected by changing economic and market conditions. Following China’s accession to the World Trade Organization, an increasing number of foreign investors may set up production facilities in the PRC, which could lead to increased competition. If we are unable to compete with our competitors or we are unable to react promptly to changes in the business environment, this could have a material adverse effect on our business, results of operations or financial condition.

We have not entered into long-term sales agreements with most of our customers.

We have not entered into long-term sales agreements with most of our customers. Each year our customers give us their proposed purchase plan for the year. Our business with our customers always has been, and will continue to be, conducted on the basis of actual purchase orders received from them from time-to-time. If any of our customers, particularly our ten largest customers, reduce its purchase orders or terminate its business relationship with us, this could have a material adverse effect on our business, results of operations or financial condition.

The corn refinery industry may be affected by changes in weather patterns.

Changes in weather patterns affect the supply of corn kernels. Any material change in climate conditions could adversely affect our manufacturing costs and this could have a material adverse effect on our business, results of operations or financial condition.

We face risks of epidemics and other disasters, which could severely disrupt our business operations.

Our business operations could be adversely and materially affected by the outbreak of H1N1, avian influenza, swine influenza, severe acute respiratory syndrome, or SARS, or another epidemic. In 2009 and 2010, there were outbreaks of swine influenza in China and certain regions of the world. In 2006 and 2007, there were occurrences of avian influenza in various parts of China, including a few confirmed human cases. An adverse public health development in China could require the temporary closure of our offices and facilities. Such closures could severely disrupt our business, results of operations or financial condition.

Our operations are vulnerable to interruption and damage from man-made or natural disasters, including acts of terrorism, earthquakes, fire, floods, war, environmental accidents, power failure, communications failures and similar events, which may disrupt raw materials, utilities or our production facilities. If any significant natural or man-made disaster were to occur in the future, this could severely disrupt our business, results of operations or financial condition.

We do not have patents or other intellectual property rights over our technology and know-how that would prevent third parties from selling products similar to ours, which may allow competitors to capture market share from us.

As of December 31, 2011, we hold no patents over our technology and know-how and thus cannot prevent third parties from selling products similar to us. In addition, we do not have any confidential or proprietary processes or procedures that would make it difficult for a competitor to produce products like ours. This lack of intellectual property protection permits competitors to manufacture and sell products that compete directly with us, which may allow them to capture market share from us and therefore adversely affect our results of operations. Moreover, competition in markets in which we compete is largely based on price, quality and product availability. If our competitors develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, this could have a material adverse effect on our business, results of operations or financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Shandong Xiangrui was founded and commenced business in April 2005. Our limited operating history in the corn refinery industry may not provide a meaningful basis on which to evaluate our business. Although Shandong Xiangrui’s revenue has grown since its inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support expansion and fill customers’ orders in time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; or

•

anticipate and adapt to changing conditions in the corn refinery industry in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any of these risks, and other risks as indicated in this section of Risk Factors, our business may be materially and adversely affected.

We cannot give any assurance that any plans for future expansion will be implemented or that they will be successful.

There is no guarantee that any expansion plans we may have now or in the future will be implemented or that they will be successful. These plans are subject to, among other things, their feasibility to meet the challenges we face, our ability to arrange for sufficient funding, our ability to obtain government approvals and our ability to hire qualified and capable employees to carry out these expansion plans.

Inadequate funding for our capital expenditures may affect our growth and profitability.

Our total revenues have increased from $17.12 million for the 2009 fiscal year to $42.05 million for the 2010 fiscal year and to $78 million for the 2011 fiscal year. Our continued growth is dependent upon our ability to raise capital from outside sources and improve our profitability. Our ability to obtain financing will depend upon a number of factors, including:

•	our financial condition and results of operations;

•	the condition of the PRC economy and the corn refinery industry in the PRC;

•	conditions in the relevant financial markets; and

•	relevant PRC laws and regulations.

The industry in which we operate is capital intensive and requires a substantial amount of capital and other long-term investments, including those relating to construction or expansion of production facilities. If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms to our investors or lenders, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

When our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may not have the requisite experience to manage and operate a larger, more modern cornstarch manufacturing plant and an enhanced glucose production line. In addition, we may face challenges in managing our expanding product offerings and in integrating acquired businesses with our own. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Significant fluctuations in raw material prices may have a material adverse effect on us.

We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials could have a material adverse effect on the manufacturing cost of our products. We are subject to market conditions and although raw materials are generally available and we have not experienced any raw materials shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us.

We may have limited options in the short-term for alternative supplies if our suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs.

Although we are in the corn-producing region in Shandong province, there is no guarantee that we will not face a shortage of corn kernels because of some natural calamity or other reasons beyond our control.

We intend to mitigate the risks of a shortage in corn kernels by taking advantage of low season prices and storing a certain amount of raw materials. We cannot guarantee these measures will be effective in eliminating or mitigating all risks attendant to the supply of raw materials. In the event that our cost of materials increase, we may have to raise prices of our products, making us less competitive in price. Alternatively, we may not be able to pass potential increases in the cost of materials on to customers through raising prices of our products. This may result in our profit margin being adversely affected.

Energy price fluctuations could adversely affect our results of operations.

We consume electricity and steam to generate energy. The total energy costs represent approximately 7.5% of our product costs, among which electricity accounts for approximately 2.5% while steam accounts for approximately 5%. We use energy primarily in our manufacturing process. If the supply of electricity is interrupted or the cost of electricity increases substantially, and we are unable to secure an alternative source of electricity for our manufacturing process, our manufacturing activities could be adversely affected or our manufacturing costs could increase substantially. If the supply of steam is interrupted or the steam supplied to us is contaminated or otherwise becomes unsuitable or unavailable for our manufacturing activities, and we are unable to secure an alternative source of steam for our manufacturing requirements, our manufacturing activities could be adversely affected or our manufacturing costs could increase substantially. The market prices for these utilities may vary considerably depending on supply and demand, and other factors. As China’s economy has grown rapidly, demand for these utilities has increased resulting in higher prices for these utilities, shortage of supply, or rationing of such utilities. We cannot assure you that we will be able to purchase these utilities at prices that we can adequately pass on to customers to sustain or increase profitability.

Unexpected equipment failures may damage our business due to production curtailments or shutdowns.

We conduct periodic inspection and maintenance of all of our equipment to minimize the impact of interruption of production and prevent breakdown because our machinery is highly specialized and cannot be repaired or replaced without significant expense and time delay. On occasion, our equipment may be out of service as a result of unanticipated failures which may result in material plant shutdowns or periods of reduced production. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. In addition, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be adversely affected.

If our customers and/or the ultimate consumers of our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Since some of our products are used by pharmaceutical companies, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have not been subject to claims in the past, but there is no guarantee that we will not be subject to claims in the future. We currently do not maintain product liability coverage and such insurance may be difficult to obtain on terms acceptable to us and may not cover warranty claims.

A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

Our products may become subject to recall in the event of defects or other performance related issues.

We are at risk for product recall costs which are costs incurred when, either voluntarily or involuntarily, a product is recalled through a formal campaign to solicit the return of specific products due to a known or suspected performance defect. Costs typically include the cost of the product and the cost of the recall borne by our customers and labor to remove and replace the defective product. Our products have not been the subject of an open recall. If a recall decision is made, we will need to estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and our distributor or customer. As a result, these estimates are subject to change. Excessive recall costs or our failure to adequately estimate these costs may negatively affect our operating results.

Our reliance on certain industries for a significant portion of our sales could have a material adverse affect on our business.

Approximately 84% of our 2011 revenue was from sales of corn starch and 16% of our 2011 revenue was from sales of crystalline glucose to the pharmaceutical and food and beverage industries. If our customers were to substantially decrease their purchases, our business could be materially adversely affected.

Our inability to contain costs could adversely affect our future profitability and growth.

Our future profitability and growth depend on our ability to contain operating costs and per-unit product costs and to maintain and/or implement effective cost control programs, while at the same time maintaining competitive pricing and superior quality products, customer service and support. Our ability to maintain a competitive cost structure depends on continued containment of manufacturing, delivery and administrative costs, as well as the implementation of cost-effective purchasing programs for raw materials, energy and related manufacturing requirements.

If we are unable to contain our operating costs and maintain the productivity and reliability of our production facilities, our profitability and growth could be adversely affected.

Our profitability may be affected by other factors beyond our control.

Our operating income and ability to increase profitability depend to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as aggregate industry supply and market demand, which may vary from time to time, and the economic conditions of the geographic regions where we conduct our operations.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating PRC environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We have inadequate insurance coverage.

We do not presently maintain product liability insurance which leaves us with exposure to claims filed against us. We cannot assure you that we would not face liability in the event of the failure of any of our products.

We do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We rely on our senior management team for the management of our business, and the loss of their services may significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current senior management team, but have a particular reliance upon Mr. Guangyin Meng, chairman of our Board of Directors, Mr. Dianshun Zhang, our director, Mr. Guo Wang, our current CEO, Mr. Wencai Pan, our CFO and Mr. Shoubing Tang our vice president of sales for the direction of our business. The loss of the services of these individuals, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of these individuals will continue to be available to us, or that we will be able to find a suitable replacement for these individuals. We do not have key man insurance policy on these individuals. If we are unable to replace these individuals for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Our future success depends heavily upon the continuing services of the members of our current senior management team. If one or more of our senior executives or other key personnel is/are unable or unwilling to continue in his/her/their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, and such difficulties could reduce the value of any investment in our common stock.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, or a modern Western style of banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of employees qualified in these areas to work for Shandong Xiangrui in the PRC. As a result of these factors, we have had, and may continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices relating to our PRC operations that meet Western standards.

Our employees who have the primary responsibility of preparing and supervising the preparation of our financial statements have limited knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. These rules and regulations can be complex and the compliance obligations burdensome.

Our senior management has limited knowledge of SEC rules and regulations. Our senior management is currently experienced in operating our business in compliance with Chinese law only. We are required to file periodic reports and to otherwise comply with U.S. securities and other applicable laws. Failure to comply with such obligations could have a material adverse effect on SMSA. In addition, we expect that the process of learning to comply with such obligations as a public company in the United States will require our senior management to devote significant time and resources to such efforts that might otherwise be spent on the operation of our business.

Further, because historically our operations have been in China, we have complied with PRC GAAP and have not previously been required to comply with U.S. GAAP. As of the date of this Annual Report, our books and records are still maintained and prepared according to PRC GAAP. Our employees who have the primary responsibility of preparing and supervising the preparation of our financial statements have limited knowledge of and professional experience with U.S. GAAP. We cannot assure you that our management has identified or fully remedied all material weaknesses in our internal controls over financial reporting pursuant to U.S. GAAP.

Our existing stockholder has substantial influence over our company, and his interests may not be aligned with the interests of our other stockholders.

Mr. Chongxin Xu is the controlling shareholder of our common stock. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We will incur significant expenses as a result of continuing to be a public company, which will negatively impact our financial performance.

We will incur significant legal, accounting, insurance and other expenses as a result of continuing to be a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission, or the SEC, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed below, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, for companies that are “accredited filers” or “large accelerated filers” the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of the company’s internal controls. Shandong Xiangrui was not subject to these requirements for the fiscal year ended December 31, 2011, accordingly, we have not evaluated our internal control systems in order to allow our management to report on our internal controls as required by these requirements of SOX 404. Our current board of directors has insufficient knowledge, training and experience in U.S. GAAP and internal control over financial reporting.

Under current law, we will be required to issue a report on management of the company’s internal controls over financial reporting beginning with our annual report for the fiscal year ending December 31, 2011. If we continue to qualify as a smaller reporting company for the fiscal year ending December 31, 2011, as we currently do, we will not be required to include an attestation from our independent auditors. We can provide no assurance that we will comply with the requirements imposed thereby. However, in the event that we no longer qualify as a smaller reporting company, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, where applicable, investors and others may lose confidence in the reliability of our financial statements.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Economic conditions may remain challenging for the foreseeable future in China and globally. General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the Chinese economy and the local economies in which we operate. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our operations.

In addition, the currently weak worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of products that could result in an inability to satisfy demand for our products.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries and affiliates in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries and affiliates in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

Risks Related to Doing Business in China

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could hurt our business.

We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflicts.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. Recently enacted legislation and regulations may not adequately cover all aspects of economic activities in the PRC. The interpretation and enforcement of these laws and regulations involve uncertainties because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature. Furthermore, the PRC legal system is influenced by government policies and internal rules that may have a retroactive effect. Some of these government policies and internal rules, however, are not published on a timely basis or at all. Therefore, we may not be aware of our violation of these rules and policies until after a violation. Furthermore, litigation in China may be protracted and could result in substantial costs and diversion of management attention and economic resources. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approvals in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and Roundtrip Investment via Overseas Special Purpose Vehicles, generally referred to as Circular 75. In May 2011, SAFE promulgated the Operating Rules of Circular 75, or the operating rules, which requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 and its operating rules are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. Failure to comply with the requirements of Circular 75 and its operating rules may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

In March 2007, SAFE issued further regulations requiring Chinese citizens who are granted share options by an overseas publicly-listed company to register with SAFE through a Chinese agent (including without limitation a Chinese subsidiary of the overseas publicly-listed company) and complete certain other procedures. We and our PRC employees who have been granted share options will be subject to these regulations upon the completion of this offering. Failure of our PRC share option holders to complete their SAFE registrations may subject these PRC residents to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limited our PRC subsidiaries’ ability to distribute dividends to us, or otherwise materially adversely affect our business.

A number of option agreements have been entered into between Mr. Chongxin Xu and four PRC citizens. Each of the optionees has an option to purchase capital stock in our Company held by Mr. Xu. We believe that when each optionee exercises his option, he may need to file with SAFE to be in compliance with the regulations of foreign exchange listed above. The terms of the option agreements are more fully described in the section above entitled “Item 1—Business — Option Agreements.”

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC or other approval is required in connection with the reverse acquisition of Xiangrui, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company’s business license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of Xiangrui because none of Xiangrui and SMSA is a “special purpose vehicle” or an “offshore company controlled by PRC companies or individuals” at the moment of acquisition. A number of option agreements have been entered into between Mr. Chongxin Xu and four PRC citizens. Each of the optionees has an option to purchase capital stock in our Company held by Mr. Xu. Because of the substantial uncertainties regarding the interpretation and application of the M&A Rule by PRC governmental authorities, should a PRC governmental authority challenge the purpose or effect of the option agreements, such governmental authority could regard the transactions contemplated by the option agreements as an affiliated acquisition and round-trip investment for which approval of the Ministry of Commerce, or MOFCOM, would be required. We cannot assure you that we would be able to obtain the approval required from MOFCOM. If the PRC regulatory authorities take the view that the reverse acquisition of Xiangrui constitutes a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of Xiangrui. The terms of the option agreements are more fully described in the section above entitled “Item 1- Business — Option Agreements.”

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction and in some situations, require approval of MOFCOM when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires MOFCOM anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice. The Notice provides that an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) 50% of the directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. It is unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Detailed measures on taxation of non-domestically incorporated resident enterprises are not available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China sourced income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax. The PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future rules that clarify the definition of “resident enterprises” could result in a situation in which a 10% withholding tax will be imposed on the dividends we pay to our non-PRC shareholders and on gains derived by our non-PRC shareholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related to Our Corporate Structure

We rely on contractual arrangements with our consolidated variable interest entity and its shareholders for our China operations, which may not be as effective as direct ownership in providing us with operational control.

We rely on contractual arrangements with our consolidated variable interest entity, Shandong Xiangrui, and its shareholders, to operate our business in China. For a description of these contractual arrangements, see the preceding section entitled “Item 1—Business — Our Corporate History — VIE Arrangements.” Neither SMSA nor the WFOE has any ownership interest in Shandong Xiangrui, nor do we have business assets or revenue streams other than through our VIE Agreements with Shandong Xiangrui. These contractual arrangements may not be as effective as direct ownership in providing us with control over our PRC variable interest entity, Shandong Xiangrui. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the board of directors of our PRC variable interest entity, Shandong Xiangrui, which, in turn, could effect changes, subject to any applicable fiduciary obligations, at the management level. Under these VIE Agreements, Shandong Xiangrui’s direct or indirect shareholders may have conflicts of interest with us. Shandong Xiangrui’s shareholders may breach or cause Shandong Xiangrui to breach contracts with us or cause such contracts to be amended in a manner contrary to our interests, in order to further their own interests, or if they otherwise act in bad faith. For example, Shandong Xiangrui may decide to withhold contractual payments to the WFOE, and consequently to SMSA in breach of the existing VIE Agreements. In the event of any such breach, we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Such disputes and proceedings may significantly disrupt our business operations, adversely affect our ability to control our PRC variable interest entity, Shandong Xiangrui, and otherwise result in negative publicity. We cannot assure you that the outcome of such disputes and proceedings will be in our favor.

Currently we cannot predict the extent to or the possibility of occurrence of such conflicts between us and our PRC variable interest entity, Shandong Xiangrui, and Shandong Xiangrui’s shareholders. Therefore, if we are unable to effectively control Shandong Xiangrui, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over Shandong Xiangrui, and our ability to conduct our business and our financial conditions and results of operation may be materially and adversely affected. See “Risk Factors — Risks Related to Doing Business in China — Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.” on page 28 of this Annual Report.

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Because foreign investment within the corn refinery industry is subject to significant restrictions under current PRC laws and regulations, we operate our business in China through our operating entity Shandong Xiangrui. We manage and operate Shandong Xiangrui through the WFOE pursuant to the rights it holds under the VIE Agreements. By reason of these VIE Agreements, Shandong Xiangrui is a variable interest entity, or VIE. Almost all economic benefits and risks arising from Shandong Xiangrui’s operations are transferred to the WFOE under these agreements. Details of the VIE Agreements are set out in the section entitled “Item 1— Business — Our Corporate History — VIE Arrangements.”

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC courts or regulators to be unenforceable. The PRC government may find that the agreements that establish the VIE structure for operating our China business do no comply with restrictions on foreign investment in the corn refinery industry and regulations requiring national security review. As an example, to implement the

February 2011 Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Circular No. 6, in August 2011, MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the Security Review Rules. The Security Review Rules which officially became effective in September 2011, replace the March 2011 Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors. According to these rules and circulars, acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises having “national security” concerns and mergers and acquisitions by foreign investors having “national defense and security” concerns are required to undergo a security review. MOFCOM will look into the substance and actual impact of the transaction when deciding whether a specific merger or acquisition of a domestic enterprise by a foreign investor is subject to such review. The Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through indirect investments, trusts, leases, proxies, loans, control through contractual arrangements such as VIE arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our corn refinery business falls into the scope subject to the security review. Furthermore, there is no express requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. However, these rules and circulars are relatively new and clear statutory interpretation is lacking regarding their implementation. Therefore, there is no assurance how MOFCOM will going forward apply these national security review-related circulars and rules.

Furthermore, media sources have recently reported that the CSRC has submitted a report to the State Council suggesting regulation of VIE arrangements, such as ours, in the context of foreign investment in China and overseas listings. It is unclear, however, what specific content such report contains, whether the CSRC officially submitted such report, and whether and when any further action will be taken by the State Council, MOFCOM, CSRC or any other PRC government authority regarding the use of VIE structure.

We cannot assure you that we will not be found in violation of any current or future PRC laws and regulations. If we are found to be in violation of any existing or future PRC laws or regulations, including the Security Review Rules and any future regulations regarding the use of the VIE structure or fail to obtain or maintain any of the required permits or approvals, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;

•	discontinuing or restricting the operations of the WFOE or Shandong Xiangrui;

•	imposing conditions or requirements with respect to the VIE Agreements with which the WFOE or Shandong Xiangrui may not be able to comply;

•	requiring our Company to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions, including levying fines, that could adversely affect our Company’s business; or

•	revoking the business licenses and/or the licenses or certificates of the WFOE or Shandong Xiangrui, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Shandong Xiangrui, which would have a material adverse impact on our business, financial condition and results of operations. If we are unable to restructure our relationship with Shandong Xiangrui in such circumstances, our resulting corporate structure would have essentially no operations or means of operating a corn refinery business.

We may encounter difficulty in pursing growth through acquisitions in China because PRC laws and regulations establish more complex procedures for some acquisitions of Chinese companies by foreign investors.

PRC laws and regulations, such as the M&A Rules, the Security Review Rules and the Anti-Monopoly Law, established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more complex and time-consuming. This includes, for example, requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In some cases, approval from MOFCOM must be obtained where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review or security review. The Security Review Rules, effective from September 1, 2011 further prohibit foreign investors from bypassing the security review requirement by structuring transactions through indirect investments, trusts, leases, proxies, loans, control through contractual arrangements such as VIE arrangements or offshore transactions. We may grow our business in part by acquiring other companies operating in the corn refinery industry. Complying with the relevant regulatory requirements to complete such transactions could be time-consuming, and any required approval processes, such as approval from MOFCOM, may delay or prevent us from completing such transactions, which could affect our ability to maintain our market share or expand our business.

The directors, executive officers, shareholders and ultimate beneficial owners of our consolidated variable interest entity and our affiliates may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Neither we nor the WFOE owns any portion of the equity interests of Shandong Xiangrui. Instead, we rely on the WFOE’s contractual rights to enforce our interest in receiving payments from Shandong Xiangrui. The directors, executive officers, shareholders and ultimate beneficial owners of Shandong Xiangrui, and our affiliates Ruixing Group, Runyin Bio-chemical and Xinrui Chemical are also the directors, executive officers, employees and ultimate beneficial owners of our Company. Conflicts of interests may arise between Shandong Xiangrui’s shareholders and our Company if, for example, their interests in receiving dividends from Shandong Xiangrui were to conflict with our interests in requiring Shandong Xiangrui to make contractually obligated payments to the WFOE. The fact that affiliates of Shandong Xiangrui are also affiliates of our Company may also result in conflicting fiduciary duties. We cannot assure you that if and when conflicts of interest arise, these individuals will act in the best interests of our Company or that conflicts of interests will be resolved in our favor. In addition, the directors, executive officers, shareholders and ultimate beneficial owners of our consolidated variable interest entity and our affiliates, especially Mr. Guangyin Meng and Mr. Xuchun Wang, may transfer, breach or cause our consolidated variable interest entity to breach the existing VIE Agreements, which may cause severe and irreparable harm to our business, operations and reputation. Furthermore, circumstances could arise that could eliminate the family and social pressure that can be applied on Mr. Xuchun Wang by the Meng family, thereby removing the incentive for Mr. Wang to perform his duties as a nominee of Ruixing Group’s shareholders. If Mr. Xuchun Wang were to breach his oral agreements with the Ruixing Group shareholders to act as their nominee, the Ruixing Group shareholders could lose their voting rights and investment power in our Company. Mr. Meng and Mr. Wang may also take action contrary to the interests of the non-affiliated shareholders of our Company which could harm the rights of such shareholders. Currently, we do not have formal or informal arrangements to address potential conflicts of interest between these individuals (especially Mr. Meng and Mr. Wang) and our Company. We rely on these individuals to abide by the laws of Nevada, BVI and China. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our consolidated variable interest entity, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Shandong Xiangrui’s non-performance under the VIE Agreements may cause severe and irreparable harm to our business, operations and reputation.

Shandong Xiangrui may not perform its obligations under the VIE Agreements. For example, Shandong Xiangrui could (i) suffer from difficulties in its business resulting in its non-performance under the VIE Agreements or otherwise become unable to perform its obligations under the VIE Agreements, (ii) go bankrupt, or (iii) breach the VIE Agreements. For example, Shandong Xiangrui may decide not to make contractual payments to the WFOE and, consequently to our Company, in accordance with the existing contractual arrangements. Shandong Xiangrui’s breach of the VIE Agreements may cause severe and irreparable harm to our business, operations and reputation. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system.

We may lose the ability to use and enjoy assets held by our consolidated variable interest entity that are important to the operation of our business if it goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

As part of our contractual arrangements with our consolidated variable interest entity, Shandong Xiangrui, and its shareholders, Shandong Xiangrui holds certain assets that are important to our business operations. If Shandong Xiangrui goes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business operations, which could materially and adversely affect our business, financial condition and results of operations. If Shandong Xiangrui undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

The WFOE’s contractual arrangements with Shandong Xiangrui and the payment arrangement thereunder may be challenged by the PRC tax authorities and may result in adverse tax consequences to us.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, the PRC tax authorities may adjust the WFOE’s and/or Shandong Xiangrui’s income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for Chinese tax purposes, of costs and an increase of income recorded by Shandong Xiangrui, which could adversely affect us by increasing Shandong Xiangrui’s tax liability without reducing the WFOE’s tax liability, which could further result in late payment fees and other penalties to Shandong Xiangrui for underpaid taxes.

We rely on the approval certificates and business licenses held by the WFOE and Shandong Xiangrui, and any deterioration of the relationship between the WFOE and Shandong Xiangrui could materially and adversely affect our business operations.

We operate our business in China on the basis of the approval certificates, business licenses and other requisite licenses held by the WFOE and Shandong Xiangrui. There is no assurance that the WFOE and Shandong Xiangrui will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold. Further, our relationship with Shandong Xiangrui is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of Shandong Xiangrui. Yet, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. Shandong Xiangrui could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation and business could be materially adversely affected.

If the WFOE exercises the purchase right over Shandong Xiangrui’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, Shandong Xiangrui’s shareholders have granted the WFOE an option that is valid for twenty-five years to purchase all of the equity interests held by the Shandong Xiangrui shareholders in Shandong Xiangrui. On exercise of such option, the WFOE shall pay a transfer fee which shall not be significantly lower than the value of the net assets of Shandong Xiangrui, as determined by an appraiser. As Shandong Xiangrui is already our contractually controlled affiliate, the WFOE’s exercising of the option would not bring immediate benefits to our Company other than the possible resolution of uncertainties regarding the relationship between Shandong Xiangrui and us, and payment of the purchase price could adversely affect our financial position.

Risks Related to the Market for Our Stock

Our common stock is eligible to trade on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is eligible to trade on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The eligibility of our shares to trade on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our corporate headquarters are located at Ruixing Industry Park, Dongping County, Shandong Province, People’s Republic of China.

Factories

Our production facilities are located in Dongping County, Shandong Province, and consists of a starch processing plant of 2,800 square meters, a glucose production plant of 4,140 square meters, a corn decontaminate plant of 480 square meters, a by-product plant of 1,120 square meters, a starch drying plant of 2,800 square meters, a sorbierite plant of 1,250 square meters, a power distribution room, weight house, finished product warehouse, cooling column and administrative offices.

By the end of June 30, 2011, we expanded our annual production capacity from 80,000 tons to 140,000 tons by renovating the existing production line and adding new machinery for some critical processes. For example, we replaced all the old drying machines in the drying process with automated drying machines. Initially, we planned to expand our capacity for producing cornstarch to 240,000 tons per year by the end of 2011, however, due to bad weather, including rain and a longer than expected winter, we delayed our construction. We expect to expand our cornstarch capacity to 240,000 tons per year by April 2012. The parallel new production line will be designed for the entire process of processing starch. We have invested about $21 million in new equipments and a new building to install the new production line. The capital expenditures on this expansion is much higher than the $12 million we had estimated. We funded the $21 million from short term bank loans and notes payable.

Land Use Rights

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for two plots of land for industrial use with 123,820 and 43,249 square meters, respectively, located at Pengji Town, Dongping County, Shandong Province, China. The land use rights for these two plots of land will expire on September 18, 2056 and November 14, 2051 respectively.

As of December 31, 2011, Shandong Xiangrui pledged its land use right to the 43,249 square meter plot of land to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan for Runyin Bio-chemical, an affiliate of Shandong Xiangrui. The collateral period is from August 10, 2009 to August 10, 2014.

As of December 31, 2011, Shandong Xiangrui pledged its land use right to the 123,820 square meter plot of land to China Ever Bright Bank, Qindao Jiaozhou Branch to secure a short term bank loan for Shandong Xiangrui. The collateral period is from October 18, 2011 to October 17, 2012.

Buildings

As of December 31, 2011, we have the lawful rights to four buildings located at Western State Road 105, Pengji Town, Dongping County, Shandong Province, three of which are used for production and one of which is used as a warehouse. The buildings are subject to mortgage to Citibank (China) Co., Ltd., Shanghai Branch. The collateral period is from August 10, 2009 to August 10, 2014.

Transportation Vehicles

We do not currently own any transportation vehicles. In order to meet our transportation needs we have entered into a vehicle lease contract with our affiliated company Runyin Bio-chemical, for vehicle rental, in which we pay a rental fee per vehicle and per kilometer for each day of use.

We believe that all our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

ITEM 3 — LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 — [REMOVED AND RESERVED]

Part II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Market Information

On May 13, 2011, we acquired Xiangrui in a reverse acquisition transaction. Our common stock is eligible to trade under the symbol “SAQU,” however there is not currently, and there has never been, an active trading market for our common stock, and no information is available for the prices of our common stock.

b. Holders of Record

As of December 31, 2011, there were 13,294,500 shares of our common stock issued and outstanding and there were approximately 570 stockholders of record of our common stock, as reported by our transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

c. Dividends

Since our incorporation, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As a holding company, our ability to pay dividends is dependent on the receipt of dividends from Tai’an Yisheng Management & Consulting Co., Ltd., and its operating entity Shandong Xiangrui Pharmacy Co., Ltd. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.

d. Equity Compensation Plans

None.

e. Stock Price Performance Graph

Smaller reporting companies are not required to provide the information required by this item.

f. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 — SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide information required by this item.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

(2) Company Overview

The Company was incorporated in 2010 in the State of Nevada. The Company, through its direct and indirect subsidiaries in China, manufactures and distributes starch and glucose as pharmaceutical raw materials, other starch products and other glucose products such as corn meal, food and beverage glucose and dextrin. Most of the Company’s sales are made in the People’s Republic of China, the “PRC.”

During the reporting period, our production and sales of glucose products remained relatively stable as compared to the same period in 2010.

We invested heavily in expanding our cornstarch production capacity during fiscal year 2011. The Company’s cornstarch production capacity has increased from 80,000 tons per year from the beginning of 2011 to 140,000 tons per year by mid 2011. Our capacity for producing cornstarch is expected to increase to 240,000 tons per year by the second quarter of 2012. Our production facility allows us to use self-produced cornstarch to produce glucose and to be able to ensure the adequacy and quality of the cornstarch we use. Our glucose production facility has a 20,000 tons per year capacity. Over 90% of our glucose is pharmaceutical grade. Since cornstarch is produced on our premises, we are able to eliminate costs for shipping the cornstarch to our glucose production facility, thus resulting in lower manufacturing costs. The cornstarch sales increased about 98% during the twelve months ended December 31, 2011 compared to the same period in 2010. The glucose sales increased about 42% during the twelve months ended December 31, 2011 compared to the same period in 2010.

The analysis of the consumption of starch products by the China Starch Industry Association and the disposable income per capita from the China National Statistics Bureau indicates that there is a strong correlation between the consumption of starch products and disposable income per capita.

Higher living standards are predicted to lead to higher consumption of pharmaceutical dextrose. The rising purchasing power of the Chinese domestic market and the government and public awareness of quality healthcare products all increase the demand for our products. The strong growth in the PRC pharmaceutical industry will also help increase the prices of our major products, our revenues and our gross profit margin.

Management has been placing emphasis on (i) product quality control (ii) enhancement of operating efficiency (iii) expansion of geographical coverage and diversification of customer base, and (iv) new product development. We believe that these points of emphasis are essential for maintaining our competitiveness.

The Company’s glucose production facility passed GMP inspection in 2009, and we are expected to renew it in 2014. The Company’s starch production facility passed the QS inspection in 2009, we are expected to renew it in 2012. The rate of quality output, that is, output conforming to pharmaceutical-grade glucose product specifications, is maintained in accordance with government standards and the standards of our customers.

Our production lines are vertically integrated. Our production facilities are all inter-connected by an enclosed pipeline system to enhance overall production efficiency, minimize wastage of water and raw materials, and to avoid production contamination.

We are currently developing new production technology to recycle our waste water and byproducts. We are currently improving overall production efficiency by analyzing and ameliorating inefficient production processes. Environmental protection and production efficiency are also important in our growth.

We constantly strive to broaden and diversify our customer base in order to mitigate our reliance on certain big customers and expand our sales. We believe a broad market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future. Our top ten customers accounted for 38.5% for our total sales for the fiscal year ended December 31, 2011.

We will continue to identify and pursue product quality and innovative technology to increase our market share and optimize our cost structure. Barring unforeseen circumstances, we anticipate continued growth in sales during the next few years. Our ability to meet increased customer demand and stay profitable will however continue to depend on factors such as the recovery of the global and Chinese economy, market demand, production capacity, and working capital.

(3) Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The following table shows our operating results for the fiscal years ended December 31, 2011 and 2010.

Consolidated Statements of Operations	2011	2010
Sales revenue	$78,237,909	$42,053,129
Cost of goods sold	(68,076,397)	(36,586,513)
Gross profit	10,161,512	5,466,616
Selling, general and administrative expenses	(2,164,643)	(1,255,110)
Income (loss) before income taxes	7,282,473	3,927,650
Provision for income taxes	(1,847,463)	(1,021,064)
Net income (loss)	$5,435,010	$2,906,586

Revenue

Sales revenue for the fiscal year ended December 31, 2011 was $78,237,909, at an increase of $ 36,184,780, or 86% compared with the corresponding period in 2010. The increase in sales revenue resulted from the increase of the Company’s sales volume and average selling prices. Specifically, the Company’s sales from glucose products increased 42%, sales from cornstarch products increased 98% for the year ended December 31, 2011 compared to the same period in 2010. The increase is due to larger demand for cornstarch products due to the upturn in the Chinese economy and the Company’s expansion of cornstarch production capacity from 80,000 tons to 140,000 tons by mid 2011. The increase in unit sales prices from US$385 per ton in the beginning of the year to US$432 per ton by the end of the year also contributes to the sales revenue increase.

Cost of Goods Sold

Costs of goods sold for the year ended December 31, 2011 was $68,076,397, at an increase of $31,489,884, or 86% compared with the corresponding period in 2010. The increase of cost of sales is due to an increase in corn prices and the increase in our sales.

Gross Profit

Gross profit for the fiscal year ended December 31, 2011 was $10,161,512, at an increase of $ 4,694,896, or 86% compared with the corresponding period in 2010. The increase in gross profit resulted from the increase of the Company’s sales volume and average selling prices. Specifically, the Company’s sales from glucose products increased 42%, sales from cornstarch products increased 98% for the year ended December 31, 2011 compared to the same period in 2010. The gross margin for the fiscal year ended December 31, 2011 was 13%, which is the same as compared with the corresponding period in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,164,643 for the year ended December 31, 2011, an increase of $909,533 or 72% compared to $1,255,110 for the year ended December 31, 2010. The increase of selling, general, and administrative expenses is mainly due to increased expenses relating to being a public company. At the same time, the increased operating expenses in China, such as salaries and commission expenses, shipping and handling expenses, and other operating expenses, were incurred as a result of the expansion of the business and related to the increased sales in China.

Net Income

Net income for the year ended December 31, 2011 was $5,435,010, an increase of $2,528,424 or 87%, compared with a net income of $2,906,586 for the same period in 2010. The increase in net income was primarily due to the increase in the sales volume and economy of scale when our production capacity increased.

Interest Expense (net)

Interest expense for the year ended December 31, 2011 was $956,519, an increase of $547,431 or 134%, compared with interest expense of $409,088 for the same period in 2010. The increase in interest expenses was primarily due to the increase in short term bank loans.

Income Tax

Income tax expense for the year ended December 31, 2011 was $1,847,463, an increase of $826,399 or 81%, compared with interest expense of $1,021,064 for the same period in 2010. The increase in income tax expenses was primarily due to the increase in income before income tax.

(4) Liquidity and Capital Resources

Our liquidity position remains adequate, with US$653,138 in cash and cash equivalents as of December 31, 2011, compared to $6.6 million as of December 31, 2010. The capital spending in both periods reflects primarily the investments in the construction and upgrading of our facilities and purchases of new production equipment.

We used short-term bank loan and notes payable to fund our investment in the construction of new plant and upgrade of our existing facilities. If the banks suddenly tighten their credit practices toward us, we may suffer a liquidity problem and may have to borrow higher interest loans or sell our inventory at lower prices, or even go into bankruptcy.

Operating Activities

Net cash provided by operating activities for fiscal year 2011 was $19,064,751, at an increase of $16,959,680 or 806%, compared to $2,105,071 provided by operating activities for fiscal year 2010. The increase is mainly due to increased notes payable, which was increased to $12,696,599 by the end of fiscal year 2011. The increased net income and increased accounts payable also contributed to the increased operating cash flow.

Investing Activities

Net cash used in investing activities for fiscal year 2011 was $28,120,292, at an increase of $29,370,964 compared to $1,250,672 net cash provided by investing activities for fiscal year 2010. The increase is mainly due to increased amounts used toward purchases of property and equipments. In 2011, the Company invested approximately US$21 million in expanding the cornstarch production facility and warehouse. The increase of restricted cash in the bank of approximatly $7 million also contributed to the increase of cash used in investing activities. In China, in order to issue bank guaranteed notes payables to suppliers, the banks generally require the company to keep a certain percentage of cash as restricted cash in the bank as collateral.

Financing Activities

Net cash provided by financing activities for fiscal year 2011 was $3,610,601, at an increase of $1,383,479 or 62%, compared to $2,227,122 provided by financing activities for fiscal year 2010. The increase is mainly due to increased short-term bank loans.

Loans

Our PRC operating subsidiary, Shandong Xiangrui financed its operations and capital expenditure requirements primarily through bank loans and operating income. Shandong Xiangrui had a total of $11,665,000, and $8,078,276 short term bank loans outstanding as of December 31, 2011, and 2010, respectively. The loans were secured by Shandong Xiangrui’s properties, plant and equipment. The terms of all these short term loans were for six months or one year. As of the date of this Annual Report, Shandong Xiangrui has never defaulted on any loans. In addition, Shandong Xiangrui had $12,696,599 short-term notes payable due to suppliers as of December 31, 2011. These notes were due within one year and secured by 50% to 100% of the loan amount in restricted cash and we expect them to be renewable through the banks. Shandong Xiangrui does not have any long term loans from local banks.

Guarantees

As of December 31, 2011, Shandong Xiangrui pledged its land use rights to the 43,249 square meters plot of land to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party.

As of December 31, 2011, Shandong Xiangrui pledged its building, which is located on the 43,249 square meters plot of land, to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party.

Future cash commitments

The Company estimates the need for additional working capital to run new production facilities. The exact amount will be determined based on both the market demand for the Company’s products and the time needed for these facilities to run at full capacity. The Company will carefully review its financial condition and consider financing with internally generated cash, bank loans or additional equity. If the Company decides to expand its glucose production capacity in 2012 or in later years, it will require an additional $20 million capital expenditure on the building constructions and equipments. The Company expects that its proceeds from operating cash flows and its cash balances, together with amounts available under its loans, will be sufficient to meet its anticipated liquidity needs for the next twelve months.

(5) Critical Accounting Policies and Estimates

We prepare financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect the reported amounts of our assets and liabilities and the disclosure of our contingent assets and liabilities at the end of each fiscal period and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

For further information on our critical and significant accounting policies, see note 2 to our Audited Financial Statements, which are included elsewhere in this Annual Report.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, provision for inventories, useful lives of property and equipment and intangible assets, income tax and tax related valuation allowance, and contingencies. Actual results could differ significantly from those estimates.

Fair value of financial instruments

The Company adopted ASC 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

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

Notes and accounts receivable

Notes receivable represent bank notes which are paid by third party commercial banks when due. Therefore, they are generally believed to pose low credit risk. Provisions are made against notes and accounts receivable for estimated losses resulting from the inability of collecting payments from our customers. The Company periodically assesses notes and accounts receivable balances to determine whether an allowance for doubtful accounts should be made based upon historical bad debt analysis, specific customer creditworthiness, and current economic trends. Notes and accounts receivable in the balance sheets are stated net of such provision, if any.

As at December 31, 2011, 2010 and 2009, the Company provided US$912,949, US$1,002,080 and US$915,298 respectively, for allowances against accounts receivable. Management’s estimate of the appropriate allowance on accounts receivable was based on historical bad debt analysis, specific customer creditworthiness, and current economic trends. In making its judgment, management assessed the Company’s customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. The Company’s allowance is consistent with its historical experience and considered adequate by management.

While the Company currently believes that there is little likelihood that actual results will differ materially from current estimates, if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for uncollectible accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value at the balance sheet date. Cost of inventories is determined using the weighted average method. Provisions are made for excessive, slow moving and obsolete inventories as well as inventories whose carrying value exceeds their net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs and expenses and related taxes necessary to make the sale. Provision for inventories is determined on an individual item basis. Raw material costs are based on purchase costs while work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

As at December 31, 2011, 2010 and 2009, the Company had not provided any provision for inventories as the carrying value of inventories are lower than their net realizable value. By considering the probable demand for our products in the future and historical trends in the turnover of our inventories, management believes that there is no need to provide any provision for obsolescent goods.

While the Company currently believes that there is little likelihood that actual results will differ materially from current estimates, if customer demand for our products decreases significantly in the near future, the Company could realize significant write downs for slow-moving inventories.

Revenue recognition

The Company recognizes revenue pursuant to ASC 605 Revenue Recognition when a contract exists, delivery has occurred and the price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Our customers generally do not have the right to return products unless they are damaged or defective. The Company does not provide discounts for early payments or other sales allowances.

Income taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax asset bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred tax assets if some portion, or all, of the deferred tax assets will not be realized. The Company is subject to China’s new EIT Law, effective January 1, 2008. We are subject to a 25% enterprise income tax rate.

We are regularly audited by local tax authorities. Sometimes as a result of these audits, the tax authorities may determine that we are responsible for payment of additional taxes. We evaluate our potential tax liability each quarter and adjust the reserves and the related interest and penalties in light of changing circumstances such as the settlement of a tax audit or the expiration of a statute of limitations. We believe the estimates used to support our evaluation of our tax liabilities are reasonable. However, the final determination of a prior-year’s tax liabilities, either by settlement with the tax authorities or the expiration of a statute of limitations, could be materially different than our estimates as reflected in our statement of assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax liability, net income or cash flows for the period in which the determination is made.

Consolidation of Variable Interest Entities

Our business is conducted through our operating company, Shandong Xiangrui. Our WFOE has contractual arrangements with Shandong Xiangrui and its shareholders that enable us to substantially control Shandong Xiangrui, including substantially influencing its daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, we are considered the primary beneficiary of Shandong Xiangrui. Accordingly, we regard Shandong Xiangrui as a Variable Interest Entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, Interpretation ARB No. 51” of FIN 46R, and have consolidated its results, assets and liabilities in our financial statements from the date of signing of the VIE agreements on May 9, 2011. For the purpose of demonstrating the effect of the formation of Xiangrui and the reverse acquisition between Xiangrui and SMSA, Shandong Xiangrui’s operating results, assets and liabilities are consolidated from January 1, 2009, which is based on the assumption that the formation and acquisition were completed at the beginning of the reporting period.

(7) Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Since our inception, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the change of consumer price index in China was 5.4% in 2011. Although we have not in the past been materially affected by inflation since our inception, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.

Commodity Costs

Our finished products are made primarily from corn. We purchase corn based on our anticipated usage at market price. We cannot assure you that we will be able to purchase corn at prices that we can adequately pass on to customers to sustain or increase profitability.

The total energy costs represent approximately 7.5% of our product costs, among which electricity accounts for approximately 2.5% while steam accounts for approximately 5%. The primary use of energy is to create steam in the production process and to dry our products. We consume energy at market price. We cannot assure that we can adequately pass changes in energy prices on to customers.

Country Risk

A substantial portion of our business, assets and operations are located and conducted in the PRC. While the PRC’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The economic crisis since 2008 has had a certain effect on the growth of the Chinese economy. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. In February 2009, the National Development and Reform Commission (NDRC) stated that it will allocate RMB 10 billion (US$1.46 billion) from the central budget to build 2,000 township hospitals and 29,000 urban community health service centers. The funds are part of the central government’s RMB 850-billion commitment to financing the country’s healthcare reform plan. The plan will be implemented over the course of the next three years. With that as a backdrop, we believe the long-term prospect for pharmaceutical grade glucose is very good despite the near-term challenges. Some of these measures benefit the overall economy of the PRC, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in regulations applicable to us. If there are any changes in any policies by the PRC government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Foreign Currency Exchange Risk

Substantially all of our revenues and expenses are denominated in Renminbi. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge our exposure to such risk. Although in general, our exposure to foreign exchange risks should be limited, the value of your investment in our shares will be affected by the exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while the shares will be traded in U.S. dollars.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the Renminbi against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On June 20, 2010, the People’s Bank of China announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this new policy may impact the Renminbi exchange rate. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert the Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amounts available to us.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the year ended December 31, 2011.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required audited financial statements for 2011, 2010 and 2009 begin on page F-1 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (each a “Certifying Officer “), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act 1934, as amended (the “ Exchange Act “) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in our internal controls over financial reporting. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of December 31, 2011, there was a material weakness in the Company’s internal control over financial reporting. In particular, lack of U.S. GAAP training for the accounting staff has led us to conclude that our disclosure controls and procedures were not effective and were not adequately designed to ensure that the information required to be disclosed by the Company in the reports the Company submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer in a manner that allowed for timely decisions regarding required disclosure.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible. Additionally, and in recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: retention of the services of a consultant for advisory services with respect to SOX 404 compliance.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2011:

Name	Age	Position
Guangyin Meng	46	Chairman
Dianshun Zhang	56	Director
Guo Wang	37	Chief Executive Officer
Qingtai Wang*	45	Former Chief Financial Officer
Wencai Pan	34	Chief Financial Officer
Shoubing Tang	44	Vice President of Sales

Our directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our executive officers serve at the discretion of our Board of Directors until they resign or have been removed from office.

Guangyin Meng. Mr. Meng became our chairman on May 13, 2011, the day that we consummated our reverse acquisition of Xiangrui. Prior to the reverse acquisition, Mr. Meng has served as a director of Shandong Xiangrui since 2005, a position that he still currently holds. Mr. Meng spends approximately 20% of his time on our business affairs. Mr. Meng has also served as the chairman and CEO, since 2003, of Ruixing Group, positions that he still currently holds. Mr. Meng spends approximately 30% of his time on the business affairs of Ruixing Group. Mr. Meng has served as the chairman of Runyin Bio-chemical since 2002, a position that he still currently holds. Mr. Meng spends approximately 40% of his time on the business affairs of Runyin Bio-chemical. Furthermore, Mr. Meng has served as the director of Xinrui Chemical since 2006, a position that he still currently holds. Mr. Meng spends approximately 10% of his time on the business affairs of Xinrui Chemical. Mr. Meng has nearly 20 years of corporate management experience and nearly 20 years of experience in the agricultural industry. He holds a bachelors degree in chemical engineering from East China University of Science and Technology.

Dianshun Zhang. Mr. Zhang became our director on May 13, 2011, the day that we consummated our reverse acquisition of Xiangrui. Mr. Zhang spends approximately 50% of his time on our business affairs. Mr. Zhang has also served as a director since 2003 and vice president since 1997 in Ruixing Group, positions that he still currently holds. Mr. Zhang spends approximately 30% of his time on the business affairs of Ruixing Group. Mr. Zhang has been a director of Runyin Bio-chemical since 1997, a position that he still currently holds. Mr. Zhang spends approximately 20% of his time on the business affairs of Runyin Bio-chemical. Mr. Zhang has over 20 years of corporate management experience and machinery technician experience in the agricultural industry. Mr. Zhang is an expert in quantitative and statistical analysis. He has been awarded honors from the Tai’an Bureau of Technical Supervision and the Shandong Chemical Bureau. He holds a bachelors degree in equipment manufacturing from Shandong Dianshi University.

Guo Wang. Mr. Wang became our CEO on May 13, 2011, the day that we consummated our reverse acquisition of Xiangrui. Mr. Wang has served as the CEO of Shandong Xiangrui since 2005, a position that he still currently holds. Mr. Wang spends 100% of his time on our business affairs. Mr. Wang has also served as an engineer in the research and development department of Ruixing Group, from 1997 until 2005. Mr. Wang has over 10 years of agricultural industry experience and over 10 years of management experience in the engineering sector. He holds a masters degree in chemistry from Shandong Agricultural University.

*Qingtai Wang. Mr. Wang became our CFO on May 13, 2011, the day that we consummated our reverse acquisition of Xiangrui. Prior to the reverse acquisition, Mr. Wang served as the CFO of Shandong Xiangrui from 2009 until July 12, 2011 when we appointed Mr. Wencai Pan as our full time CFO. Mr. Wang has also served as an accounting manager in Ruixing Group from 1999 to 2009. Mr. Wang has over ten years of experience in accounting and finance where he has specialized in providing book-keeping and accounting management. He holds a bachelors degree in accounting from Shandong University of Finance.

Wencai Pan. Mr. Pan became our CFO on July 12, 2011 replacing Mr. Qingtai Wang. Mr. Pan obtained a Masters in Professional Accountancy from the University of Utah in 2003. In 1998, Mr. Pan received a bachelor’s degree in Economics from The University of International Business & Economics, Beijing, China. Mr. Pan passed the Chinese CPA exams in 1997 and passed the Uniform CPA exams in the United States in 2002. Prior to joining the Company, Mr. Pan had been employed at Aramex Express Logistics Services (Shanghai) Co. Ltd., a global logistics and transportation company, since 2007, as controller for its China operations and was based out of Shanghai. During 2006, Mr. Pan had been employed as a consultant by the Centergate Securities Bankruptcy Committee, which was set up by the China Securities Regulatory Commission, where he assisted on bankruptcy audits on Centergate Securities Ltd. Co. Previously, Mr. Pan served as the finance manager for Shera International Limited, a technology product development, production and distribution company, from 2004 until the end of 2005 and was based out of Shanghai. Mr. Pan was employed as an internal auditor by Valley National Bank, located in Wayne, New Jersey, U.S., from 2003 to 2004. None of Mr. Pan’s previous employers is a parent, subsidiary or other affiliate of the Company.

Shoubing Tang. Mr. Tang has served as the vice president of sales of Shandong Xiangrui since 2009, a position that he still currently holds. Mr. Tang has also served as a manager and a vice president in the sales department of Ruixing Group from 1999 until 2009. Mr. Tang devotes 100% of his time on our business affairs. Mr. Tang has 20 years of comprehensive sales and marketing experience in the agricultural and chemicals industry and is well positioned to lead our sales function.

Family Relationships

Our chairman Mr. Guangyin Meng and an option holder Mr. Xuchun Wang are brother-in-laws. Other than the foregoing, there are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Over the past ten years, to our knowledge, none of our directors or executive officers has been (i) involved in any petition under Federal bankruptcy laws or any state insolvency law, convicted, (ii) convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, or (d) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a), (iv) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (v) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated. (vi) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (vii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. § 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. §1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five years.

Nominating, Audit and Compensation Committee

We do not have a standing audit, compensation or nominating committee. Our entire board of directors acts in such capacities. The board of directors of our company does believe that it is necessary to have an audit committee because we believe that shareholder value will be better protected with an independent audit committee. We plan to recruit an experienced independent director who has a financial reporting background and is familiar with U.S. GAAP to join our board. In the long term, we plan to set up an audit committee and a compensation committee.

Code of Ethics

Given our current size and the short period for which we have been a public company in the U.S. after the May 13, 2011 merger transaction, our board of directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions.

In the near future, our board of directors expects to (i) assess ethics and compliance risks within the organization, and (ii) evaluate our corporate culture, our internal reporting mechanisms in light of the Sarbanes-Oxley Act of 2002, and the time and financial resources necessary to put in place an ethics compliance program.

If we decide to adopt a code of ethics, we intend to satisfy the disclosure obligations set for in SEC Release No. 33-8180 and in the Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2011, the following persons have not complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934: (1) Mr. Dianshun Zhang, (2) Mr. Guangyin Meng, (3) Mr. Guo Wang, (4) Mr. Qingtai Wang, (5) Mr. Wencai Pan, (6) Mr. Shoubing Tang, (7) Mr. Xuchun Wang, and (8) Mr. Chongxin Xu. The delinquent filings for each of the above persons relate to one reportable event on Form 3. With respect to Mr. Qingtai Wang, in addition to the one reportable event on Form 3, the delinquent filings include one reportable event on Form 4.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Background and Compensation Philosophy

Prior to our reverse acquisition of SMSA in 2011, Xiangrui was a privately-held BVI company that had no operations or assets other than its ownership of the capital stock of the WFOE.

Following the reverse acquisition of SMSA, our named executive officers included Mr. Guo Wang, Mr. Shoubing Tang and Mr. Qingtai Wang. Mr. Wencai Pan replaced Mr. Qingtai Wang as our CFO on July 12, 2011. From and after our reverse acquisition of SMSA, our board of directors became responsible for determining the compensation of our named executive officers, based on our financial and operating performance and prospects and the contributions made by each of the executive officers to our success. In determining the compensation paid to our officers, our board of directors will make reference to similarly-sized manufacturing companies operating in our geographic region.

We do not currently have a compensation committee. As the membership of our board of directors increases, our board of directors expects to form a compensation committee charged with the oversight of our executive compensation plans, policies and programs and the authority to determine and approve the compensation of our Chief Executive Officer and make recommendations with respect to the compensation of our other executive officers.

Our board of directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers in the management of our company. The objective of our compensation program is to incentivize our employees and to retain employees and avoid employee turnover. We currently have no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We have not used a compensation consultant in any capacity but believe that our executive compensation package is comparable to similar businesses in the areas where we operate.

Elements of Compensation

We provide our executive officers with a base salary and discretionary bonuses to compensate them for services rendered during the year. We believe that our policy of compensating our executives in this way has served the company well and does not encourage unreasonable risk-taking.

•

Base Salary. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience. The base salary paid to our named executive officers is governed by their respective employment agreements and is reflected in the Summary Compensation Table below.

•

Equity Incentives. Presently, we do not have an equity based incentive program. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted and which will provide us with the ability to provide to our eligible employees, including each of our named executive officers, grants of stock compensation awards based on our shares if our compensation committee determines that such awards are in our and our stockholders’ best interests.

Summary Compensation Table — Fiscal Year Ended December 31, 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000 for the fiscal year ended on December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter* Former Principal Executive Officer	2011	0	0	0	0	0	0	0	0

Guo Wang* CEO	2011	9,623	0	0	0	0	0	0	9,623

Qingtai Wang* Former CFO	2011	2,267	0	0	0	0	0	0	2,267
Wencai Pan CFO*	2011	55,862	0	0	0	0	0	0	55,862

*	Mr. Timothy P. Halter resigned from all offices he held with us and his position as our director upon closing of the share exchange transaction on May 13, 2011.
*	On May 13, 2011, in connection with the reverse acquisition of SMSA, Mr. Guo Wang became our chief executive officer. Prior to the effective date of the reverse acquisition, Mr. Wang served at our subsidiary Shandong Xiangrui as its chief executive officer, a position that he still currently holds. In 2011, Mr. Wang was compensated in full by Shandong Xiangrui. He will continue to be compensated in full by Shandong Xiangrui.
*	On May 13, 2011, in connection with the reverse acquisition of SMSA, Mr. Qingtai Wang became our chief financial officer. Prior to the effective date of the reverse acquisition, Mr. Wang served at our subsidiary Shandong Xiangrui as its chief financial officer from 2009 until his appointment as our chief financial officer on May 13, 2011. In 2011, Mr. Wang was compensated in full by Ruixing Group, an affiliate of Shandong Xiangrui. Mr. Wang resigned from his position as our chief financial officer on July 12, 2011.
*	Mr. Wencai Pan became our CFO on July 12, 2011. Mr. Pan was compensated in full by Shandong Xiangrui.

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Employment and Change of Control Severance Agreements

During the year ended December 31, 2011, none of our named executive officers have been part of employment and change of control severance agreements.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers received any equity awards, including options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Option Exercises and Stock Vested

During the year ended December 31, 2011, there were no option exercises or vesting of stock awards to our named executive officers.

Non-qualified Deferred Compensation

During the year ended December 31, 2011, there was no non-qualified deferred compensation of any of our named executive officers.

Potential Payments on Termination or Change in Control

During the year ended December 31, 2011, there were no payments on termination or change of control to any of our named executive officers.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

The number of shares beneficially owned by each director, nominee or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days of March 30, 2012. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly) shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Officers and Directors
Guangyin Meng	Director	Common	4,430,747	*(2)	33.33%
Dianshun Zhang	Director	Common	221,165	*(2)	1.66%
Guo Wang	CEO	Common	247,277	*(1)	1.86%
Wencai Pan*	CFO				0
Qingtai Wang	Former CFO		162,684	*(4)	1.22%
All officers and directors as a group (5 persons named above)			5,061,873	*	38.07%
5% Security Holders
Chongxin Xu Flat 10, 84-88 Pitt St. Mortdale NSW 2223		Common	12,363,885		93%
Xuchun Wang 17 Guo Dao Road, 6-3-206 Pengji Town, Dongping County, Shandong Province, China 271509		Common	10,880,219	*(2)	81.84%
Lingfa Huang 17 Guo Dao Road, 7-3-205 Pengji Town, Dongping County, Shandong Province, China 271509		Common	1,244,301	*(3)	9.36%

*	Mr. Wencai Pan does not hold any shares in our Company as of the date of this Annual Report.
*(1)	Mr. Guo Wang has an option to acquire 247,277 shares of our common stock currently owned by Mr. Chongxin Xu.
*(2)	Mr. Xuchun Wang has an option to acquire 10,880,219 shares of our common stock currently owned by Mr. Chongxin Xu, out of which, 247,278 shares to be acquired upon exercise of the option will be held by Mr. Xuchun Wang for himself and 10,632,941 shares to be acquired upon exercise of the option will be held by Mr. Xuchun Wang for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group. According to an oral agreement, which is filed as exhibit 10.53 to the Current Report on Form 8-K/A filed on January 3, 2012, Mr. Wang disclaims the beneficial ownership of all the applicable 10,632,941 shares upon exercise of the option except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group. Mr. Wang will beneficially own an additional 162,684 shares of our capital stock through his 1.53% pecuniary interest in Ruixing Group. Therefore, upon exercise of the option Mr. Wang will hold in aggregate 409,962 shares of our capital stock, representing 3.08% of the total issued and outstanding shares of our company. Mr. Guangyin Meng and Mr. Dianshun Zhang, two shareholders of Ruixing Group, will beneficially own 4,430,747 shares representing approximately 33.33% of the total issued and outstanding shares of our Company and 221,165 shares representing approximately 1.66% of the total issued and outstanding shares of our Company, respectively, upon exercise of the option by Mr. Xuchun Wang.
*(3)	Mr. Lingfa Huang has an option to acquire 989,112 shares of our common stock, representing 7.44% of the total issued and outstanding shares of our Company, currently owned by Mr. Chongxin Xu. Upon the exercise of the option by Mr. Xuchun Wang, Mr. Huang will beneficially own an additional 255,189 shares of our capital stock through his 2.40% pecuniary interest in Ruixing Group.
*(4)	Upon exercise of the option by Mr. Xuchun Wang, Mr. Qingtai Wang, our former CFO, will beneficially own 162,684 shares of our capital stock through his 1.53% pecuniary interest in Ruixing Group.

Changes in Control

Pursuant to an option agreement, dated May 13, 2011, between Mr. Xuchun Wang and Mr. Chongxin Xu, Mr. Wang was granted an option to acquire 10,880,219 shares of Xiangrui owned by Mr. Xu, out of which, 247,278 shares to be acquired upon exercise of the option will be held by Mr. Xuchun Wang for himself and 10,632,941 shares to be acquired upon exercise of the option will be held by Mr. Xuchun Wang for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group. Based on the current number of our shares that are issued and outstanding, Mr. Wang will hold 81.84% of the total issued and outstanding shares of our Company upon exercise of such option, among which, 79.98% of the total issued and outstanding shares of our Company shall be held for and on behalf of the shareholders of Ruixing Group as a whole, except to the extent of Mr. Wang’s pecuniary interest therein as a shareholder of Ruixing Group. Upon exercise of the option by Mr. Wang, Mr. Guangyin Meng will beneficially own 4,430,747 shares representing approximately 33.33% of the total issued and outstanding shares of our Company, making Mr. Meng the single largest shareholder of our Company. Mr. Wang disclaims the beneficial ownership of 79.98% of the total issued and outstanding shares of our Company except to the extent of his pecuniary interest therein as a shareholder of Ruixing Group. Other than the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have been a party to the following transactions since the beginning of the 2011 fiscal year in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or any member of the immediate family of any of them, had or will have a material interest. We believe that the terms obtained or the consideration paid or received, as applicable, in connection with the transactions described below were comparable to the terms available or the amounts paid or received, as applicable, in arm’s-length transactions.

Mr. Lingfa Huang, a shareholder of Shandong Xiangrui, is a beneficial owner of more than 5% of our common stock as of the date of this Annual Report. Mr. Guangyin Meng is our chairman and also holds equity interests indirectly and directly and holds executive positions in Shandong Xiangrui and in our affiliates Ruixing Group, Runyin-bio Chemical and Xinrui Chemical. Mr. Guangyin Meng is a beneficial owner of more than 5% of our common stock as of the date of this Annual Report. For details on the nature of the relationships among Mr. Huang, Mr. Meng, and our Company, see our disclosures under the sections entitled “Option Agreements” under Part I Item 1 and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III Item 12. Our other directors and officers also hold equity interests or executive positions in Shandong Xiangrui and our affiliates. For details, refer to our disclosure under the section entitled “Directors and Executive Officers.” For details on the nature of the relationships that we have with our operating entity Shandong Xiangrui and our affiliates, see our disclosure under the section entitled “Item 1—Our Corporate History.”

Contractual Arrangements with Shandong Xiangrui and its Shareholders

Due to certain restrictions under PRC law on foreign ownership of companies within the corn refinery industry, we conduct our operations in China through contractual arrangements among our wholly foreign owned PRC subsidiary, Tai’ an Yisheng Management & Consulting Co., Ltd., or the WFOE, Shandong Xiangrui, and the shareholders of Shandong Xiangrui. Please refer to the section entitled “VIE Arrangements” in Part I of this Annual Report for a description of these contractual arrangements.

Transactions with Entities Controlled by Certain Directors, Officers or Shareholders

On January 1, 2009, Shandong Xiangrui entered into a Patent License Agreement with Ruixing Group. Under this agreement, Ruixing Group has licensed the right to use its patent for the Upflow Anaerobic Sludge Blanket from January 1, 2009 to January 1, 2019 to Shandong Xiangrui free of charge.

On January 1, 2008, Shandong Xiangrui entered into a Trademark License Agreement with Ruixing Group. Under this agreement, Ruixing Group has licensed the right to use its trademark “Ruixing Pinghu” from January 1, 2008 to January 1, 2018 to Shandong Xiangrui free of charge.

In December 2008, Shandong Xiangrui entered into a Plant Lease Agreement with Runyin Bio-chemical. Under this agreement Shandong Xiangrui leases a 2,717 square meter plant located in Ruixing Industry Park from Runyin Bio-chemical. The term of the lease is from December 1, 2008 to November 30, 2011. The annual rental, which includes water, electricity, heating and office appliances, is RMB 61,902 (approximately $9,676). As of the date of this Annual Report, Shandong Xiangrui has paid Runyin Bio-chemical approximately RMB 185,706 ($29,028) under this lease agreement. This lease is renewable annually upon mutual agreement by the parties. On November 30, 2011, the lease was renewed for another 3 years with the same terms as the 2008 Plant Lease Agreement. The new lease agreement has been filed as Exhibit 10.58 to this Annual Report.

On January 1, 2009, Shandong Xiangrui entered into a Steam Purchase Agreement with Runyin Bio-chemical. Under this agreement, Runyin Bio-chemical agrees to supply steam to Shandong Xiangrui at the price of RMB 113 ($17.67) per tonne from January 1, 2009 to December 31, 2014.

On January 1, 2009, Shandong Xiangrui entered into a Steam Sales Agreement with Xinrui Chemical. Under this agreement, Shandong Xiangrui agrees to supply steam to Xinrui Chemical at the price of RMB 113 ($17.7) per tonne from January 1, 2009 to December 31, 2014.

On January 1, 2009, Shandong Xiangrui entered into an Electricity Purchase Agreement with Runyin Bio-chemical. Under this agreement, Runyin Bio-chemical agrees to supply electricity to Shandong Xiangrui at the price of RMB 0.68/KWH ($0.1) from January 1, 2009 to December 31, 2014.

On January 1, 2009, Shandong Xiangrui entered into an Electricity Sales Agreement with Xinrui Chemical. Under this agreement, Shandong Xiangrui agrees to supply electricity to Xinrui Chemical at the price of RMB 0.68/KWH ($0.1) from January 1, 2009 to December 31, 2014.

On January 1, 2009, Shandong Xiangrui entered into an Auxiliary Material Purchase Agreement with Runyin Bio-chemical Co. Under this agreement, Runyin Bio-chemical supplies H2, coal, soft water and sulfur, to Shandong Xiangrui. H2 is sold for RMB 60 ($9.4) per tonne. Coal is sold for RMB 585 ($91.4) per tonne. Soft water is sold for RMB 1.77 ($0.3) per cubic meter. Sulfur is sold for RMB 351 ($54.9) per tonne.

Loans and Guarantees Involving Entities Controlled by Certain Directors, Officers or Shareholders

On July 13, 2009, Citibank (China) Co., Ltd., Shanghai Branch, or Citibank Shanghai, extended a RMB 80 million ($12.5 million) revolving credit to Runyin Bio-chemical. The loan period is from August 10, 2009 to August 10, 2014. Xinrui Chemical, Shandong Xiangrui, Runyin Bio-chemical, Ruixing Group, and our chairman Mr. Guangyin Meng provided guarantees for this loan. Shandong Xiangrui used its land use right and its properties which were valued at RMB 20 million ($3.1 million) and RMB 14.9 million ($2.3 million), respectively, to guarantee this loan. The interest rate on the loan is 4.86%.

On June 11, 2010, Agricultural Development Bank extended a RMB 30 million ($4.7 million) one year loan to Shandong Xiangrui at the interest rate of 5.31%. Ruixing Group provided the guarantee for this loan. The loan was fully paid off on June 10, 2011 and was not renewed.

On June 17, 2010, Bank of Communications Tai’an Branch extended a RMB 5 million ($0.8 million) one year loan to Shandong Xiangrui at an interest rate 20% higher than the benchmark borrowing rate published by the People’s Bank of China. Runyin Bio-chemical and Mr. Xuchun Wang provided the guarantee for this loan. The loan was fully paid off on June 16, 2011 and was not renewed.

On November 24, 2010, Rural Cooperative Bank of Dongping County extended a RMB 8.5 million ($1.3 million) one year loan to Shandong Xiangrui at the interest rate of 9.452%. Runyin Bio-chemical provided a guarantee for this loan. The loan was fully paid off on November 23, 2011 and was not renewed.

On April 15, 2011, China Merchants Bank Jinan Branch extended a RMB 10 million ($1.6 million) six-month loan to Shandong Xiangrui at the interest rate of 7.02%. Runyin Bio-chemical, Shandong Dongshun Group (an unrelated party) and Mr. Xuchun Wang provided guarantees for this loan. The loan was fully paid off on October 13, 2011 and was not renewed.

On July 6, 2011, Shandong Xiangrui obtained a RMB 20 million ($3.1 million) bank draft from the Agricultural Development Bank of China Dongping Branch. The bank draft will be due in six months from July 6, 2011. Runyin Bio-chemical is the beneficiary. Shandong Xiangrui is required to keep RMB 10 million ($1.6 million) in the bank as a deposit. Ruixing Group, Mr. Lingfa Huang and Mr. Xuchun Wang provided guarantees for this bank draft. There is no interest charged on this bank draft. This bank draft loan was paid off on January 4, 2012 and was not renewed.

On August 3, 2011, the Agriculture Development Bank of China, Dongping Branch extended a RMB 30 million ($4.7 million) one year loan to Shandong Xiangrui at an interest rate of 6.56%. Ruixing Group and Mr. Lingfa Huang provided the guarantee for this loan. Approximately RMB 30 million ($4.8 million) of the principal was outstanding during the disclosure period. Approximately RMB 30 million ($4.8 million) of the principal is outstanding as of the date of this Annual Report. None of the principal has been paid on this loan as of the date of this Annual Report.

On August 23, 2011, Bank of Communications Tai’an Branch extended a RMB 5 million ($0.8 million) one year loan to Shandong Xiangrui at an interest rate 30% higher than the benchmark borrowing rate published by the People’s Bank of China. Runyin Bio-chemical and Mr. Xuchun Wang provided the guarantee for this loan. Approximately RMB 5 million ($0.8 million) of the principal was outstanding during the disclosure period. Approximately RMB 5 million ($0.8 million) of the principal is outstanding as of the date of this Annual Report. None of the principal has been paid on this loan as of the date of this Annual Report.

On September 7, 2011, Bank of East Asia Qingdao Branch issued a RMB 10 million ($1.6 million) six month bank guaranteed notes payable to Runyin Bio-chemical on Shandong Xiangrui’s behalf. Shandong Xiangrui used a set of equipment as collateral to guarantee this loan and Ruixing Group also provided the guarantee for this loan. Bank of East Asia Qingdao Branch restricted RMB 5 million ($0.8 million) cash in Shandong Xiangrui’s bank account as collateral for this loan.

On October 18, 2011, China Everbright Bank Qingdao Jiaozhou Branch issued two RMB 20 million ($3.2 million) six month bank guaranteed notes payable (in total RMB 40 million) to Runyin Bio-chemical on Shandong Xiangrui’s behalf. Shandong Xiangrui used its land use rights to guarantee this loan and Ruixing Group also provided the guarantee for this loan. China Everbright Bank Qingdao Jiaozhou Branch restricted RMB 20 million ($3.2 million) cash in Shandong Xiangrui’s bank account as collateral for this loan.

On November 4, 2011, China Merchants Bank Jinan Branch extended a RMB 10 million ($1.6 million) six month loan to Shandong Xiangrui at an annual interest rate 20% higher than the basic borrowing rate published by the People’s Bank of China. The full amount of the principal is outstanding as of the date of this Annual Report.

On December 5, 2011, Rural Cooperative Bank of Dongping County extended a RMB 8.5 million ($1.3 million) one year loan to Shandong Xiangrui at an annual interest rate of 11.152%. Runyin Bio-chemical provided a guarantee for this loan. The full amount of the principal is outstanding as of the date of this Annual Report.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Company does not have a formal policy regarding approval of transactions required to be disclosed under item 404 of the SEC’s Regulation S-K.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our current principal accountants, BDO China Shu Lun Pan Certified Public Accountants LLP, for audit services related to the 2011, 2010 and 2009 fiscal years were as follows:

	Fiscal Year 2011	Fiscal Years 2010 & 2009

Audit Fees (1)	$155,171	$124,136
Total	$155,171	$124,136

(1)	This amount is comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

There were no fees related to all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by an audit committee to assure that such services do not impair the independence of our accountants. We do not have a standing audit committee. Our entire board of directors acts in such capacities. Our Board of Directors reviews audit and permissible non-audit services performed by BDO China Shu Lun Pan Certified Public Accountants LLP as well as fees charged by them for such services.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Filed herewith are the following:

1.	Audited financial statements of SMSA Treemont Acquisition Corp. for the fiscal year ended December 31, 2011.

2.	Audited financial statements of Shandong Xiangrui for the fiscal years ended December 31, 2009 and 2010.

Exhibit No.	Description	Incorporated From

2.1	Share Exchange Agreement, dated May 13, 2011, among the Company, Xiangrui and Mr. Chongxin Xu.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

2.2	First Amended, Chapter 11 Plan of Reorganization	Exhibit 2.1 to the Company’s Registration Statement on Form 10 filed on August 27, 2010.

2.3	Order Confirming First Amended, Chapter 11 Plan of Reorganization	Exhibit 2.2 to the Company’s Registration Statement on Form 10 filed on August 27, 2010.

3.1	Agreement and Plan of Merger by and between Senior Management Services of Treemont, Inc. and SMSA Treemont Acquisition Corp., dated May 3, 2010.	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on May 12, 2010.	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

3.3	Certificate of Merger as filed with the Secretary of State of the State of Texas on May 12, 2010.	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

3.4	Corporate Charter as filed with the Secretary of State of the State of Nevada on May 3, 2010.	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

3.5	Certificate of Correction in relation to the correction of authorised shares of preferred stock as filed with the Secretary of State of the State of Nevada on July 14, 2010.	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

3.6	Articles of Incorporation of the Company	Exhibit 3.4 to the Company’s Registration Statement on Form 10 on August 27, 2010.

3.7	Bylaws of the Company	Exhibit 3.6 to the Company’s Registration Statement on Form 10 on August 27, 2010.

10.1	Trademark License Agreement, dated January 1, 2008, between Shandong Xiangrui and Ruixing Group Co., Ltd. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.2	Patent License Agreement, dated January 1, 2009, between Shandong Xiangrui and Ruixing Group Co. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.3	Maximum Property Guarantee Contract, dated July 13, 2009, by and among Shandong Xiangrui, Shandong Xinrui Chemical Devices Co., Ltd., and Citibank Shanghai, for a RMB 80 million loan. [English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.4	Loan Agreement, dated June 11, 2010, between Shandong Xiangrui and Agricultural Development Bank of China, Dongping Branch, for RMB 30 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.5	Guarantee Contract, dated June 11, 2010, between Ruixing Group Co., Ltd. and Agricultural Development Bank of China, Dongping Branch, for RMB 30 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.6	Loan Agreement, dated June 17, 2010, between Shandong Xiangrui and Bank of Communications, Tai’an Branch, for RMB 5 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.7	Guarantee Contract, dated June 17, 2010, between Shandong Runyin Biochemical Co., Ltd. and Bank of Communications, Tai’an Branch, for a RMB 5 million loan. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.8	Guarantee Contract, dated June 17, 2010, between Mr. Xuchun Wang and Bank of Communications, for a RMB 5 million loan. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.9	Loan Agreement, dated November 24, 2010, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 8.5 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.10	Maximum Amount Mortgage Contract, dated November 24, 2010, between Shandong Runyin Biochemical Co., Ltd. and Rural Cooperative Bank of Dongping, Shandong, for RMB 8.5 million. [English Translation of Summary] [previously filed as Exhibit 10.8]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.11	Loan Agreement, dated December 29, 2010, between Shandong Xiangrui and Rural Cooperative Bank of Dongping County, for RMB 10 million [English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.12	Loan Agreement, dated March 15, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.13	Loan Agreement, dated March 16, 2011, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 5 million. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.14	Guarantee Agreement, dated March 15, 2011, between Shandong Guangda Sun & Moon Grease Co., Ltd. and Rural Cooperative Bank of Dong Ping, Shandong for RMB 10 million loan. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.15	Loan Agreement, dated April 15, 2011, between Shandong Xiangrui and China Merchant Bank, Jinan Branch, for RMB 10 million. [English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.16	Irrevocable Maximum Guarantee Letter, dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Shandong Runyin Bio-chemical, for RMB 10 million loan. [English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.17	Irrevocable Maximum Guarantee Letter, dated April 15, 2011, issued to China Merchant Bank, Jinan Branch, by Mr. Xuchun Wang, for a RMB 10 million loan. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.18	Acceptance Agreement, dated July 6, 2011, between Shandong Xiangrui and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan.[English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.19	Guarantee Contract, dated July 6, 2011, between Ruixing Group and Agriculture Development Bank of China Dongping Branch, for a RMB 20 million loan. [English Translation of Summary]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.20	Guarantee Contract, dated July 6, 2011, between Mr. Xuchun Wang (and his wife Ms. Meng Guangxiang) and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.21	Guarantee Agreement, dated July 6, 2011, between Mr. Lingfa Huang (and his wife Ms. Ma Hong) and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.22	Contract of Offering Technology Design, Key Equipments, Materials and Technique Service for Effluent Disposal Project, dated February 1, 2011, between Shandong Xiangrui and Park Environment Protection Technology (Shanghai) Co., Ltd. [English Translation of Summary]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.23	Corn Kernels Purchase Agreement, dated April 1, 2011, between Shandong Xiangrui and Ji’nan Jingliang Grains Storage Co., Ltd. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.24	Corn Kernels Purchase Agreement, dated May 6, 2011, between Shandong Xiangrui and Zhongjiao Grain and Oil Storage Center, Qingdao Tariff-free Area. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.25	Corn Kernels Purchase Agreement, dated May 9, 2011, between Shandong Xiangrui and Tai’an Branch of China Grain Reserves Corporation. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.26	Corn Kernels Purchase Agreement, dated May 11, 2011, between Shandong Xiangrui and Shanghai Yihai Commerce & Trade Co., Ltd. [English Translation]	The Company’s Current Report on Amendment No. 1 to Form 8-K filed on July 20, 2011.

10.27	Exclusive Technical and Consulting Service Agreement, dated May 9, 2011, between the WFOE and Shandong Xiangrui.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.28	Management Fee Payment Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.29	Equity Interest Pledge Agreement, dated May 9, 2011, between the WFOE and the Shandong Xiangrui Shareholders.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.30	Exclusive Equity Interest Purchase Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.31	Operating Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.32	Proxy Agreement, dated May 9, 2011, among the WFOE, Shandong Xiangrui and the Shandong Xiangrui Shareholders.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.33	Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Binglong Qiao.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.34	Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Guo Wang.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.35	Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Lingfa Huang.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.36	Option Agreement, dated May 13, 2011, between Mr. Chongxin Xu and Mr. Xuchun Wang.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.37	Form of Labor Contract for contracts signed by and between Shandong Xiangrui and its employees. [English Translation] [previously filed as Exhibit 10.25]	The Company’s Current Report on Form 8-K filed on May 16, 2011.

10.38	Plant Lease Agreement, dated December 1, 2008, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.39	Transportation Lease Agreement, dated January 1, 2009, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.40	Steam Purchase Agreement, dated January 1, 2009, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.41	Electricity Purchase Agreement, dated January 1, 2009, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.42	Auxiliary Materials Purchase Agreement, dated January 1, 2009, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.43	Steam Sales Agreement, dated January 1, 2009, between Shandong Xiangrui and Xinrui Chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.44	Electricity Sales Agreement, dated January 1, 2009, between Shandong Xiangrui and Xinrui Chemical. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.45	Loan Agreement, dated August 23, 2011, between Shandong Xiangrui and Bank of Communications Tai’an Branch for RMB 5 million. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.46	Guaranty Contract, dated August 23, 2011, between Runyin Bio-chemical and Bank of Communications, Tai’an Branch, for a RMB 5 million loan. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.47	Guaranty Contract, dated August 23, 2011, between Mr. Xuchun Wang and Bank of Communications Tai’an Branch, for a RMB 5 million loan. [English Translation]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.48	Loan Agreement, dated August 3, 2011, between Shandong Xiangrui and Agriculture Development Bank of China, Dongping Branch, for RMB 30 million. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.49	Guarantee Contract, dated August 3, 2011, between Ruixing Group and Agriculture Development Bank of China, Dongping Branch, for a RMB 30 million loan. [English Translation of Summary]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.50	Guarantee Contract, dated August 3, 2011, between Mr. Lingfa Huang (and his wife Ma Hong) and Agriculture Development Bank of China, Dongping Branch, for a RMB 30 million loan. [English Translation]	The Company’s Current Report on Amendment No. 2 to Form 8-K filed on September 6, 2011.

10.51	Equity Transfer Agreement, dated December 20, 2008, between Shandong Ruixing Chemical Co., Ltd. and Mr. Xuchun Wang. [English Translation]	The Company’s Current Report on Amendment No. 3 to Form 8-K filed on November 3, 2011.

10.52	Oral Agreement, entered into on December 20, 2008, between Mr. Xuchun Wang and the shareholders of Ruixing Group. [Summary]	The Company’s Current Report on Amendment No. 4 to Form 8-K filed on January 3, 2012.

10.53	Oral Agreement, entered into on May 13, 2011, between Mr. Xuchun Wang and the shareholders of Ruixing Group. [Summary]	The Company’s Current Report on Amendment No. 4 to Form 8-K filed on January 3, 2012.

10.54	Loan Agreement, dated October 18, 2011, between China Everbright Bank Qingdao Branch and Runyin Bio-chemical, for RMB 40 million. [English Translation of Summary]	Filed herewith.

10.55	Loan Agreement, dated November 4, 2011, between China Merchants Bank Jinan Branch and Shandong Xiangrui, for RMB 10 million. [English Translation of Summary]	Filed herewith.

10.56	Loan Agreement, dated December 5, 2011, between Rural Cooperative Bank of Dongping County and Shandong Xiangrui, for RMB 8.5 million. [English Translation of Summary]	Filed herewith.

10.57	Guaranty Contract, dated December 5, 2011, between Runyin Bio-chemical and Rural Cooperative Bank of Dongping Shandong, for a RMB 8.5 million loan. [English Translation of Summary]	Filed herewith.

10.58	Plant Lease Agreement, dated November 30, 2011, between Shandong Xiangrui and Runyin Bio-chemical. [English Translation]	Filed herewith.

10.59	Loan Agreement, dated September 7, 2011, between Bank of East Asia Qingdao Branch and Shandong Xiangrui, for RMB 10 million [English Translation of Summary]	Filed herewith.

10.60	Guarantee Agreement, dated September 6, 2011, between Ruixing Group and Bank of East Asia Qingdao Branch, for RMB 12 million credit limit [English Translation of Summary]	Filed herewith.

10.61	Guarantee Agreement, dated October 18, 2011, between Ruixing Group and China Everbright Bank Qingdao Jiaozhou Branch, for up to RMB 40 million credit limit [English Translation of Summary]	Filed herewith.

16.1	Letter, dated May 16, 2011, from S.W. Hatfield CPA regarding change in certifying accountant.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

21	Subsidiaries of the Registrant.	The Company’s Current Report on Form 8-K filed on May 16, 2011.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

31. 2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101	The following materials from the Company’s Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Treemont Acquisition Corp.

Dated: March 30, 2012	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 30, 2012	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer

SMSA TREEMONT ACQUISITION CORP.

FINANCIAL STATEMENTS

Year ended 31 December 2011

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

SMSA TREEMONT ACQUISITION CORP.

We have audited the accompanying consolidated balance sheet of SMSA Treemont Acquisition Corp. (the “Company”) and its subsidiaries (the “Group”) as of 31 December 2011, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Treemont Acquisition Corp. and its subsidiaries as of 31 December 2011, and the result of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, China

16 January 2012

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

	Notes	31 DECEMBER 2011	31 DECEMBER 2010
		US$	US$
ASSETS
Current Assets
Cash		653,138	6,634,012
Restricted Cash		7,141,837	226,494
Notes receivable	3	2,306,189	2,236,468
Accounts receivable, net	3	454,366	255,870
Inventories, net		2,592,703	1,954,879
Advances to third party suppliers		524,525	907,796
Other receivables		356,980	104,681
Deferred tax assets	8	246,127	265,254

Total Current Assets		14,275,865	12,585,454

Non-current Assets
Property, plant and equipment, net	4	23,563,105	2,973,276
Land use rights, net	5	2,477,367	2,542,749

Total Non-current Assets		26,040,472	5,516,025

TOTAL ASSETS		40,316,337	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET (continued)

	Notes	31 DECEMBER 2011	31 DECEMBER 2010
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank borrowings	6	11,665,000	8,078,276
Accounts payable to third parties		3,012,227	827,993
Notes payable	7	12,696,599	—
Advance from third party customers		355,159	167,704
Payroll and welfare payable		32,548	19,305
Accrued expenses		215,306	106,179
Amounts due to related parties	12	212,270	2,249,526
Income tax payable	7	872,912	150,218
VAT tax payable		220,171	859,128
Miscellaneous taxes payable	9	46,722	88,937
Other payables to third parties	10	800,944	205,481

Total Current Liabilities		30,129,858	12,752,747

Non-current liabilities
Deferred tax liabilities	8	84,809	172,363

Total Non-current Liabilities		84,809	172,363

Total Liabilities		30,214,667	12,925,110

Shareholders’ Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	12,895
Additional paid-in capital		2,440,323	2,416,446
Statutory reserves	11	1,053,819	522,591
Accumulated other comprehensive income		(961,005)	(427,019)
Retained earnings		7,555,238	2,651,456

Total Shareholders’ Equity		10,101,670	5,176,369

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		40,316,337	18,101,479

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED INCOME STATEMENT

		Years Ended 31 December
	Notes	2011	2010
		US$	US$
Revenues
Cornstarch		65,334,349	32,989,848
Glucose		12,663,001	8,934,164
Others		240,559	129,117

Total Revenues		78,237,909	42,053,129

Cost of Sales
Cornstarch		(58,165,094)	(28,754,128)
Glucose		(9,807,828)	(7,748,407)
Others		(103,475)	(83,978)

Total Cost of Sales		(68,076,397)	(36,586,513)

Gross Profit		10,161,512	5,466,616

Operating expenses
Selling and distribution		(1,412,541)	(1,003,500)
General and administrative		(752,102)	(251,610)

Total Operating Expenses		(2,164,643)	(1,255,110)

Interest income		29,639	30,316
Interest expenses		(956,519)	(409,088)
Foreign exchange loss		(2,348)	(28)
Gain/(Loss) from disposals of fixed assets		(83,143)	90,663
Other income, net		297,975	4,281

Income Before Income Tax Expenses		7,282,473	3,927,650

Income tax expenses	8	(1,847,463)	(1,021,064)

NET INCOME		5,435,010	2,906,586

Basic and diluted weighted average shares outstanding		13,127,833	12,894,500
Basic net earnings per share		0.41	0.23

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	US$ (Note 1)	US$	US$	US$	US$	US$
Balance at 31 December 2010	12,895	2,416,446	522,591	2,651,456	(427,019)	5,176,369
Net income	—	—	—	5,435,010	—	5,435,010
Foreign currency translation adjustment	—	—	—	—	(533,986)	(533,986)

Total comprehensive income	—	—	—	5,435,010	(533,986)	4,901,024
New shares issued	400	—	—	—	—	400
Appropriation of statutory reserve	—	—	531,228	(531,228)	—	—
Contribution from shareholders	—	23,877	—	—	—	23,877

Balance at 31 December 2011	13,295	2,440,323	1,053,819	7,555,238	(961,005)	10,101,670

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED CASH FLOW STATEMENT

	Years Ended 31 December
	2011	2010
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	5,435,010	2,906,586
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	611,616	686,746
Amortization of land use rights	65,382	61,652
(Gain)/Loss from disposals of fixed assets and other	3,504	(90,635)
Exchange (gain) or loss	2,348	—
Allowance for doubtful accounts	—	27,300
Changes in operating assets and liabilities
Accounts receivable to third parties	(198,496)	1,180,261
Notes receivable	(69,721)	(1,963,422)
Advances to third party suppliers, net	383,271	(232,974)
Other receivables	(252,299)	(1,019)
Amounts due from related parties	—	645,479
Inventories	(637,824)	(227,548)
Accounts payable to third parties	2,184,234	(197,664)
Notes payable	12,696,599	(2,196,772)
Income tax payable	722,694	31,363
VAT tax payable	(638,957)	—
Miscellaneous taxes payable	(42,215)	—
Advances from third party customers	187,455	125,805
Payroll and welfare payable	13,243	19,305
Other payables to third parties	595,463	1,469,053
Amounts due to related parties	(2,037,256)	(91,769)
Accrued expenses	109,127	17,788
Deferred tax assets	19,127	(13,103)
Deferred tax liabilities	(87,554)	(51,361)

Net cash provided by operating activities	19,064,751	2,105,071

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

CONSOLIDATED CASH FLOW STATEMENT (continued)

	Years Ended 31 December
	2011	2010
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/release of restricted cash	(6,915,343)	2,189,956
Purchases of property and equipment	(21,204,949)	(939,284)

Net cash (used in)/provided by investing activities	(28,120,292)	1,250,672

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan repaid	(8,078,276)	(8,419,967)
Proceeds from additional paid-in capital	23,877	6,905
Proceeds from short-term bank borrowings	11,665,000	10,640,184

Net cash provided by financing activities	3,610,601	2,227,122

Effect of foreign exchange rate changes	(535,934)	169,918

Net (decrease)/increase in cash	(5,980,874)	5,752,783

Cash, beginning of year	6,634,012	881,229

Cash, end of year	653,138	6,634,012

Supplementary disclosure of cash flow information:
Interest expenses paid	669,023	378,772
Income taxes paid	1,144,789	1,085,528

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION

a)	Corporate information

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

On 12 May 2011, the Company issued to New Fortress Group, Ltd., 400,000 restricted shares of common stock at a price of $0.001 per share in consideration for in country due diligence services provided to the Company in connection with the evaluation of merits of the exchange transaction with Xiangrui. On 13 May 2011, the Company entered into the Share Exchange Agreement with Xiangrui and its sole shareholder, Mr. Xu. Pursuant to the Share Exchange Agreement the Company issued 12,363,885 newly created shares to Mr. Xu, and became the sole shareholder of Xiangrui. The shares the Company issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the share exchange.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION (CONTINUED)

Following table illustrates the equity transactions of the Company during the year 2011.

	Common Stock
	Shares	Amount(US$)
Shares issued as of 31 December 2010	530,615	531
New shares issued	400,000	400
Recapitalization for reverse acquisition	12,363,885	12,364

Balance as of 31 December 2011	13,294,500	13,295

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

The financial statements have been prepared and presented in accordance with the accounting principles generally accepted in the United States of America (US GAAP).

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The functional currency of Shandong Xiangrui is Chinese Renminbi (RMB), as determined based on the criteria of FASB ASC 830 Foreign Currency Matters. The Group uses the U.S. dollar for financial reporting purposes.

Shandong Xiangrui translates assets and liabilities into U.S. dollars using the applicable exchange rate quoted by the People’s Bank of China at the balance sheet date. The income and expenses items are translated using average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income – translation adjustments. The exchange rates used for the translation are listed below.

	Year end exchange rate US$:RMB	Average yearly US$:RMB
2011	6.3009	6.4210
2010	6.6227	6.7353

e)	Fair value of financial instruments

The Group adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1— Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2— Include other inputs that are directly or indirectly observable in the marketplace; and

•	Level 3— Unobservable inputs which are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, and amounts due to employees approximate their fair value due to their short-term maturities.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f)	Cash

The Group considers all cash on hand and demand deposits as cash.

g)	Restricted cash

Restricted cash represents amounts held by banks, which are not available for the Group use, as security for issuance of letters of credit.

h)	Notes and accounts receivable

Notes receivable represent bank notes which are paid by third party commercial banks when due and thus are believed to have low credit risk. Provisions are made against notes and accounts receivable for estimated losses resulting from the inability of collecting payments from our customers. The Group periodically assesses notes and accounts receivable balances to determine whether an allowance for doubtful accounts should be made based upon historical bad debt analysis, specific customer creditworthiness, and current economic trends. Notes and accounts receivable in the balance sheets are stated net of such provision, if any.

i)	Inventories

Inventories are stated at the lower of cost or net realizable value at balance sheet date. Cost of inventories is determined using the weighted average method. Provisions are made for excessive, slow moving and obsolete inventories as well as inventories whose carrying value exceeds their net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs and expenses and related taxes necessary to make the sale. Provision for inventories is determined on an individual item basis.Raw material costs are based on purchase costs while work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

j)	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives, detailed as follows:

Estimated Category	Estimated useful life	residual value	Annual depreciation rate
Buildings	20 years	5%	4.75%

Machinery	5-10 years	5%	9.5%-19%

Office equipments	5-10 years	5%	9.5%-19%

Vehicles	10 years	5%	9.5%

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

j)	Property, plant and equipment (continued)

Expenditures for major additions or improvements that extend the useful lives of property and equipment are capitalized as additions to the related assets. Expenditures for minor replacements, maintenance and repairs that do not improve or extend the lives of the assets are charged to expense when incurred. Retirement, sales and disposals of assets are recorded by removing the cost and accumulated depreciation, with any resulting gain or loss reflected in the statements of income.

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

The Group recognizes revenue pursuant to ASC 605 Revenue Recognition, where persuasive evidence of an arrangement exists (demonstrated via contracts with purchasers), delivery has occurred, the seller’s price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return products unless they are damaged or defective. The Group does not provide discounts for early payments or any other allowances on sales.

m)	Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the years ended December 31, 2011 and 2010 were US$756,889 and US$496,595, respectively.

n)	Cost of goods sold

Cost of goods sold consists primarily of purchase costs of raw material, direct labor costs and overhead expenses attributable to production and machine depreciation.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o)	Advertising expenditures

Advertising expenditures are expensed as incurred. There were no advertising costs incurred in the reporting period.

p)	Comprehensive income

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

The Group uses the accrual method of accounting to determine income taxes for the year. The Group has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to accumulated depreciation, allowance for doubtful accounts as well as the potential impact of any net operating loss carryforwards and their potential utilization. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Group is able to realize such tax benefit, or that future realization is uncertain.

The Group’s operation in the U.S. files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company’s operation in the U.S. is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 1 August 2008. The Company does not anticipate any examinations of returns filed for periods ending after 1 August 2008.

All of Shandong Xiangrui’s operations are in China. According to relevant laws and regulations, the Company is subject a statutory tax rate of 25 percent.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r)	Value-added tax (VAT)

In accordance with the relevant tax laws of China, value-added taxes (VAT) are levied on the invoiced value of sales and are payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but can deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as the VAT recoverable or payable balance on the balance sheets.

s)	Employee benefits

Full-time employees of Shandong Xiangrui participate in a government-mandated multi-employee defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require Shandong Xiangrui make contributions to the government for these benefits based on a specific percentage of the employees’ salaries up to a maximum of three times the average annual salary for the city in which Shandong Xiangrui operates for the prior year. Shandong Xiangrui has no legal obligation for any benefits beyond the contributions made.

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

We receive grants from the government. The grants received from the government are recorded in the financial statements in accordance with the purpose and the nature of the grant, either as other income, a reduction of expenses, or a reduction of the cost of the capital investment. The benefit of grants is recorded when performance is complete and all conditions as specified in the agreement are fulfilled. Any refundable grant is accounted for as a liability.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v)	Income (Loss) per share

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

As of 31 December 2011, the Group had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We adopted this pronouncement for our fiscal year, beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

w)	Recently issued accounting pronouncements (continued)

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

Accounts receivable is stated at net value. As of 31 December 2011, the allowance for doubtful accounts recorded by the Group amounted to US$ 912,949.

Notes receivable represent bank drafts that are non–interest bearing and due within six months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	PROPERTY , PLANT AND EQUIPMENT, NET

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Buildings	3,552,203	2,368,933
Machinery	13,052,509	6,934,521
Office equipment	25,316	18,911
Motor vehicles	65,650	59,098

Total	16,695,678	9,381,463
Less: Accumulated depreciation	(7,059,879)	(6,484,434)

Subtotal	9,635,799	2,897,029
Construction in progress	13,927,306	76,247

Property, plant and equipment, net	23,563,105	2,973,276

As of 31 December 2011, Shandong Xiangrui pledged its building with net book value of US$1,152,612 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party (Note 12).

Depreciation expenses for the years ended 31 December 2011 and 2010 were $611,616 and $686,746 respectively.

5.	LAND USE RIGHTS, NET

As of 31 December 2011, Shandong Xiangrui pledged its land use rights with net book value of US$646,372 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party.

Land use rights are summarized as follows:

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Land use rights, cost	2,766,860	2,766,860
Less: accumulated amortization	(289,493)	(224,111)

Land use rights, net	2,477,367	2,542,749

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	BANK BORROWINGS

The Group had the following outstanding short-term loans with banks:

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Rural Cooperative Bank of Dongping, Shandong	4,523,163	2,793,422
China Merchants Bank	1,587,075	—
Agricultural Development Bank	4,761,225	4,529,875
Bank of Communications	793,537	754,979

Total	11,665,000	8,078,276

The Group’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 4.86% to 7.02%. Interest expenses on bank borrowings were US$956,519 and US$409,088 for the years ended December 31, 2011 and 2010, respectively. All bank loans are due within one year from the balance sheet date or the period end.

7.	NOTES PAYABLE

Notes payable represents short-term notes payable issued by financial institutions that entitle the supplier to receive the full face amount from the financial institutions at maturity, which generally ranges from three to six months from the date of issuance. The notes payable were secured by the Company’s restricted cash.

8.	INCOME TAXES

On 13 May 2011, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign sourced income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

All of Shandong Xiangrui’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

Income before taxes and the provision for taxes consists of the following:

	THE YEAR ENDED 31 DECEMBER
	2011	2010
	US$	US$
Income before taxes:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	7,282,473	3,927,650

Total income before taxes	7,282,473	3,927,650

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	INCOME TAXES (CONTINUED)

	THE YEAR ENDED 31 DECEMBER
	2011	2010
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	1,915,890	1,085,528

Current income taxes	1,915,890	1,085,528

Deferred:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	(68,427)	(64,464)

Deferred income taxes	(68,427)	(64,464)

Total provision for income taxes	1,847,463	1,021,064

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	THE YEAR ENDED 31 DECEMBER
	2011	2010
	US$	US$
Profit before income tax	7,282,473	3,927,650
Corporate income tax rate	25%	25%
Computed tax at statutory rate	1,820,618	981,913
Income exempted from taxation	—	—
Expenses not deductible for tax purposes	26,845	39,151

Provision for income taxes	1,847,463	1,021,064

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Group’s deferred tax assets and liabilities are as follows:

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	INCOME TAXES (CONTINUED)

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	246,127	265,254

Total deferred tax assets	246,127	265,254

Deferred tax liabilities
Depreciation of property, plant and equipments	84,809	172,363

Total deferred tax liabilities	84,809	172,363

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.

9.	MISCELLANEOUS TAXES PAYABLE

Miscellaneous tax payables mainly comprise local supplementary taxes that are levied as a percentage of the total income tax and VAT tax paid. Details of miscellaneous taxes payable are set forth in the following table:

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Urban construction tax	18,728	46,064
Education tax	—	25,837
Local supplementary tax	—	8,613
Land use tax	15,909	3,918
Real estate tax	4,496	2,838
Stamp duty	2,852	—
Personal income tax payable on behalf of staffs	4,737	1,667

Total	46,722	88,937

10.	OTHER PAYABLES TO THIRD PARTIES

Other payables to third parties consist of the following:

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Purchases of property and equipment	716,168	111,535
Others	84,776	93,946

Total	800,944	205,481

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	STATUTORY RESERVES

According to Chinese laws, regulations and accounting standards, enterprises in China are required to set aside, at minimum, 10% of their respective after tax profits as a statutory reserve. After these reserves have reached 50% of the registered capital, appropriations to the reserve account are no longer required. These reserves are statutorily required in order to fund possible operating losses. The reserves are not distributable as cash dividends. Furthermore, at the discretion of our directors, a portion of our after-tax profits may be used for a discretionary reserve. The discretionary reserve, like the statutory reserve, cannot be distributed as dividends. The discretionary reserve could however be used for funding operating losses, business expansion or increasing registered capital. The Company provided 10% of the statutory reserve and 6% of the discretionary reserve upon distributable profit. Details of those reserves are presented as follows:

	31 DECEMBER 2011	31 DECEMBER 2010
	US$	US$
Statutory reserve	658,637	326,619
Discretionary reserve	395,182	195,972

Total	1,053,819	522,591

12.	RELATED PARTY TRANSACTIONS

The principal related parties with which the Group had transactions are listed as follows:

Name	Relationship
Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control

For the years ended December 31, 2011, and 2010, the Company engaged in the following significant related party transactions:

(a)	Utility (steam and electricity) supply

Steam supply received from

		Years Ended December 31
		2011	2010
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i)	2,255,829	1,661,430

Electricity supply received from
		Years Ended December 31
		2011	2010
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i)	1,017,923	1,568,885

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Electricity supplied to

	Years Ended December 31
	2011	2010
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	—	414,969

(b) Raw materials purchased from

	Years Ended December 31
	2011	2010
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	2,872,776	902,054
Ruixing Group Co., Ltd.	19,506	—

	2,892,282	902,054

(c) Plant facility lease from

		Years Ended December 31
		2011	2010
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(ii)	9,000	9,148

(i)	In January 2009, the Company entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for the Company’s cornstarch and glucose production. The non-cancelable utility supply contract with Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 whose price was determined by reference to market price.
(ii)	In December 2008, the Company entered into a rental contract with Shandong Runyin Bio-chemical Co., Ltd. for leasing two plants. The lease contract has been renewed on an annual basis with yearly payment of US$9,000, which was determined by reference to market price.

As of 31 December 2011 and 2010, the Group had the following balances with related parties:

(d) Amounts due to related parties

	31 DECEMBER 2011	DECEMBER 31 2010
	US$	US$
Ruixing Group Co., Ltd.	212,270	297,285
Shandong Runyin Bio-chemical Co., Ltd.	—	1,952,241

Total	212,270	2,249,526

Amounts due from and due to related parties are unsecured, interest-free and repayable on demand.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	COMMITMENTS AND CONTINGENCIES

(a)	Supply Commitment

In January 2009, Shandong Xiangrui entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for Shandong Xiangrui’s cornstarch and glucose production. The non-cancelable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. Total amount of the contract per year would be determined by the actual quantity of utilities consumed by Shandong Xiangrui. Please refer to Note 12 for the actual value of supply consumed by Shandong Xiangrui in the years ended 31 December 2011 and 2010 respectively.

(b)	Loan Guarantee

As of 31 December 2011, Shandong Xiangrui pledged its building with net book value of US$1,866,899 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd.

As of 31 December 2011, Shandong Xiangrui pledged its land use rights with net book value of US$649,373 to Citibank (China) Co., Ltd., Shanghai Branch to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd, a related party (Note 12).

(c)	Capital Purchase Commitment

As of 31 December 2011, Shandong Xiangrui entered into non-cancellable contracts with some construction and machinery suppliers for purchase of plant and machinery with an amount of US$6,150,954.

(d)	Contingencies

The Group had no material contingent events during the reporting period.

14.	SEGMENT AND GEOGRAPHIC INFORMATION

Business segments

The main products of the Company are cornstarch and glucose, which have almost the same production process. Both are produced from corn as raw materials while the only minor difference is that glucose is further processed from cornstarch by simply mixing up a few auxiliaries. The two products are sold to same type of customers using the same distribution method.

While the cost base is similar for the two products, the selling prices are independently determined by reference to their respective market price, which resulted in a different trend of gross profit margins of the two products as shown in the following table. The economics of scale also contributed to the overall rise of gross profit margins.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	SEGMENT AND GEOGRAPHIC INFORMATION(CONTINUED)

	FOR THE YEAR ENDED 31 DECEMBER
	2011	2010
	US$	US$
Revenues
Cornstarch	65,334,349	32,989,848
Glucose	12,766,226	8,934,164
Cost of sales
Cornstarch	58,165,094	28,754,128
Glucose	9,911,053	7,748,407
GPM
Cornstarch	11%	13%
Glucose	22%	13%

We believe that the deviating of the gross profit margins of the two products as determined by market prices will continue in the future.

With a similar production process and raw materials and the same type of customers and distribution methods, the cornstarch and glucose production are not individually assessed when the Company’s chief operating decision maker reviews the operation results and makes resources allocation. Therefore, it is not practical, with respect to the two products, to separate the assets information and other profit and loss information which are believed to have no relevance to the decision-making of the Company’s economic activities.

Geographical segments

All the revenue is attributed to the revenue from China.

15.	SUBSEQUENT EVENTS

In the opinion of management, the Group had no significant subsequent events.

16.	COMPARATIVE INFORMATION

As stated in note1 to consolidated financial statements, the Company acquired Xiangrui on 13 May, 2011. Comparative information has been restated to reflect this transaction.

SHANDONG XIANGRUI PHARMACY CO., LTD.

FINANCIAL STATEMENTS

Years ended December 31, 2010 and 2009

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

Shandong Xiangrui Pharmacy Co., Ltd.

Shandong, China

We have audited the accompanying balance sheets of Shandong Xiangrui Pharmacy Co., Ltd. (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shandong Xiangrui Pharmacy Co., Ltd. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, China

March 22, 2011

SHANDONG XIANGRUI PHARMACY CO., LTD.

BALANCE SHEETS

	September 30,	September 30,	September 30,
		December 31
	Notes	2010	2009
		US$	US$
ASSETS

Current Assets
Cash		6,634,012	881,230
Restricted Cash		226,494	2,416,449
Notes receivable	3	2,236,468	273,045
Accounts receivable, net	3	255,870	1,463,431
Inventories, net	4	1,954,879	1,727,331
Advances to third party suppliers	5	907,796	674,821
Other receivables	5	104,681	103,664
VAT tax refundable		—	433,239
Amounts due from related parties	16	—	645,479
Deferred tax assets	9	265,254	250,520

Total Current Assets		12,585,454	8,869,209

Non-current Assets
Property, plant and equipment, net	6	2,973,276	2,630,076
Land use rights, net	7	2,542,749	2,604,400

Total Non-current Assets		5,516,025	5,234,476

TOTAL ASSETS		18,101,479	14,103,685

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

BALANCE SHEETS (continued)

	September 30,	September 30,	September 30,
		31 December
	Notes	2010	2009
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term bank borrowings	8	8,078,276	5,858,059
Notes payable		—	2,196,772
Accounts payable to third parties		827,993	1,025,657
Advance from third party customers		167,704	41,899
Payroll and welfare payable		19,305	—
Accrued expenses	12	106,179	88,391
Amounts due to related parties	16	2,249,526	2,341,295
Income tax payable	9	150,218	118,855
VAT tax payable		859,128	—
Miscellaneous tax payables	11	88,937	5,644
Other payables to third parties	10	205,481	111,278

Total Current Liabilities		12,752,747	11,787,850

Non-current liabilities
Deferred tax liabilities	9	172,363	222,093

Total Non-current Liabilities		172,363	222,093

Total Liabilities		12,925,110	12,009,943

Shareholders’ Equity
Paid-in capital	13	2,416,480	2,416,480
Statutory reserves	14	522,591	44,098
Accumulated other comprehensive income		(427,019)	(596,965)
Retained earnings		2,664,317	230,129

Total Shareholders’ Equity		5,176,369	2,093,742

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		18,101,479	14,103,685

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
		Years Ended December 31
	Notes	2010	2009
		US$	US$
Revenues
Cornstarch		32,989,848	12,779,162
Glucose		8,934,164	4,336,391
Others		129,117	—

Total Revenues		42,053,129	17,115,553

Cost of Sales
Cornstarch		(28,754,128)	(11,489,453)
Glucose		(7,748,407)	(4,048,677)
Others		(83,978)	—

Total Cost of Sales		(36,586,513)	(15,538,130)

Gross Profit		5,466,616	1,577,423

Operating Expenses
Selling and distribution		(1,003,500)	(571,313)
Amongst which, shipping and handling costs
General and administrative		(245,515)	(753,023)

Total Operating Expenses		(1,249,015)	(1,324,336)

Interest Income		30,316	28,982
Interest Expenses		(409,088)	(278,179)
Foreign Exchange Loss		(28)	—
Gain from disposal of fixed assets		90,663
Other Income, net		4,281	422,005

Income Before Income Tax Expenses		3,933,745	425,895

Income Tax Expenses	9	(1,021,064)	(127,261)

NET INCOME		2,912,681	298,634

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	2,912,681	298,634

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation of property, plant and equipment	686,746	784,829
Amortization of land use rights	61,652	51,421
Allowance for doubtful accounts	27,300	166,369

Gain from disposal of fixed assets and other	(90,635)	—

Changes in operating assets and liabilities
Accounts receivable to third parties	1,180,261	(1,211,195)
Notes receivable	(1,963,422)	(259,136)
Advances to third party suppliers, net	(232,974)	(2,620)
Other receivables	(1,019)	1,787,727
Amounts due from related parties	645,479	(645,479)
Inventories	(227,548)	(345,791)
Accounts payable to third parties	(197,664)	(610,135)
Notes payable	(2,196,772)	2,196,772
Tax payable	31,363	88,808
Advances from third party customers	125,805	26,530
Payroll and welfare payable	19,305	—
Other payables to third parties	1,469,863	(578,057)
Amounts due to related parties	(91,769)	200,978
Accrued expenses	17,788	(47,732)
Deferred tax assets	(13,103)	(1,509)
Deferred tax liabilities	(51,361)	9,950

Net cash provided by operating activities	2,111,976	1,910,364

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease/(increase) of restricted cash	2,189,956	(2,416,449)
Purchase of property and equipment	(939,284)	(39,786)

Net cash provided by (used in) investing activities	1,250,672	(2,456,235)

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

STATEMENTS OF CASH FLOWS (continued)

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term bank borrowings	10,640,184	8,562,747
Repayment of short-term bank borrowings	(8,419,967)	(8,557,261)

Net cash provided by (used in) financing activities	2,220,217	5,486

Effect of foreign exchange rate changes	169,919	4,360

Net increase/(decrease) in cash	5,752,784	(536,025)

Cash, beginning of year	881,229	1,417,255

Cash, end of year	6,634,013	881,230

Supplementary disclosure of cash flow information:
Interest expense paid	378,772	278,179
Income taxes paid	1,085,528	30,012

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,
	Paid-in capital	Statutory reserves	(Accumulated deficits) Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	US$	US$	US$	US$	US$
Balance at December 31, 2008	2,416,480	3,068	(27,475)	(601,326)	1,790,747
	—	—
Net income	—	—	298,634	—	298,634
Foreign currency translation adjustment	—	—		4,361	4,361

Total comprehensive income	—	—	298,634	4,361	302,995

Appropriation of statutory reserve	—	41,030	(41,030)	—	—

Balance at December 31, 2009	2,416,480	44,098	230,129	(596,965)	2,093,742

Net income	—	—	2,912,681	—	2,912,681
Foreign currency translation adjustment	—	—	—	169,946	169,946

Total comprehensive income	—	—	2,912,681	169,946	3,082,627

Appropriation of statutory reserve	—	478,493	(478,493)	—	—

Balance at December 31, 2010	2,416,480	522,591	2,664,317	(427,019)	5,176,369

The accompanying notes are integral part of the financial statements.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION

a)	Corporate information

Shandong Xiangrui Pharmacy Co., Ltd. (the “Company”) was incorporated in Dongping county of Shandong province, China on April 15, 2005 with a registered capital of RMB 20,000,000. The company is principally engaged in corn processing, manufacturing and sale of corn starch and pharmaceutical grade crystalline glucose. The Company is a single entity with no subsidiaries and operates its business in mainland China. Sales are virtually all attributable to domestic customers.

b)	Basis of preparation

The financial statements have been prepared and presented in accordance with the accounting principles generally accepted in the United States of America (US GAAP).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies in the preparation of the accompanying financial statements are as follows:

a)	Use of estimates

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

b)	Foreign currency

The functional currency of the Company is Chinese Renminbi (RMB), as determined based on the criteria of FASB ASC 830 Foreign Currency Matters. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the applicable exchange rate quoted by the People’s Bank of China at the balance sheet date. The income and expenses items are translated using average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income – translation adjustments. The exchange rates used for the translation are listed below.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b)	Foreign currency (continued)

	September 30,	September 30,
	Year end exchange rate	Average yearly
	US$:RMB	US$:RMB
2009	6.8282	6.8319
2010	6.6227	6.7353

c)	Fair value of financial instruments

The Company adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2—Include other inputs that are directly or indirectly observable in the marketplace; and

•	Level 3—Unobservable inputs which are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, and amounts due to employees approximate their fair value due to their short-term maturities.

d)	Cash

The Company considers all cash on hand and demand deposits as cash.

e)	Restricted cash

Restricted cash represents amounts held by banks, which are not available for the Company use, as security for issuance of letters of credit.

f)	Notes and accounts receivable

Notes receivable represent bank notes which are paid by third party commercial banks upon due thus are believed to have low credit risk. Provisions are made against notes and accounts receivable for estimated losses resulting from the inability of collecting payments from our customers. The Company periodically assesses notes and accounts receivable balances to determine whether an allowance for doubtful accounts should be made based upon historical bad debt analysis, specific customer creditworthiness, and current economic trends. Notes and accounts receivable in the balance sheets are stated net of such provision, if any.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g)	Inventories

Inventories are stated at the lower of cost or net realizable value at balance sheet date. Cost of inventories is determined using the weighted average method. Provisions are made for excessive, slow moving and obsolete inventories as well as inventories whose carrying value exceeds their net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs and expenses and related taxes necessary to make the sale. Provision for inventories is determined on an individual item basis.Raw material costs are based on purchase costs while work-in-progress and finished goods comprise direct materials, direct labor and an allocation of manufacturing overhead costs.

h)	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives detailed as follows:

	September 30,	September 30,	September 30,
Category	Estimated useful life	Estimated residual value	Annual depreciation rate

Buildings	20 years	5%	4.75%

Machinery	5-10 years	5%	9.5%-19%

Office equipments	5-10 years	5%	9.5%-19%

Vehicles	10 years	5%	9.5%

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

All direct and indirect costs that are related to the construction of property and equipment and incurred before the assets are ready for their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use. Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalization of interest costs is suspended during extended periods in which activities related to the acquisition or construction of the qualifying assets are interrupted. No interest costs were capitalized for the years ended December 31, 2010 and 2009.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)	Land use rights

Prepayments for land use rights represent amounts paid for the right to use land in China and are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the terms of the respective land use rights agreements, which are 50 years.

j)	Revenue recognition

The Company recognizes revenue pursuant to ASC 605 Revenue Recognition, where persuasive evidence of an arrangement exists (demonstrated via contract with purchasers), delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. The Company does not provide discount for early payments or any other allowances on sales.

k)	Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the years ended December 31, 2010 and 2009 were US$496,595 and US$303,341, respectively.

l)	Cost of goods sold

Cost of goods sold consists primarily of purchase costs of raw material, direct labor costs and overhead expenses attributable to production and machine depreciation.

m)	Advertising expenditures

Advertising expenditures are expensed as incurred. There were no advertising costs incurred in the reporting period.

n)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 Comprehensive Income requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has chosen to report comprehensive income in the Statements of Stockholders’ Equity. The Company’s other comprehensive income represents foreign currency translation adjustments.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o)	Income taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax assets bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company is subject to China’s New Corporate Income Tax (“CIT”) Law, which became effective on January 1, 2008 and has a uniform statutory tax rate of 25 percent.

p)	Value-added tax (VAT)

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

q)	Employee benefits

Full-time employees of the Company participate in a government-mandated multi-employee defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company make contributions to the government for these benefits based on a specific percentage of the employees’ salaries up to a maximum of three times the average annual salary for the city in which the Company operates for the prior year. The Company has no legal obligation for the benefits beyond the contributions made. The total contribution for such employee benefits was US$5,849 and US$16,203 for the year ended December 31, 2010 and 2009, respectively.

r)	Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment for impairment whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 Property, Plant and Equipment. When these events occur, the Company assesses the recoverability of long-lived assets by comparing the carrying amount of the assets to the expected future undiscounted cash flows resulting from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. No impairment of long-lived assets was recognized for any of the years presented.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s)	Government grants

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

t)	Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 (ASU 2010-06), Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09 (ASU 2010-09), Subsequent Events (Topic 855). The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	NOTES AND ACCOUNTS RECEIVABLE, NET

Accounts receivable is stated at net value. As of December 31, 2010 and 2009, the allowance for doubtful accounts recorded by the Company amounted to US$1,002,080 and US$915,298, respectively.

Notes receivable represent bank drafts that are non-interest bearing and due within three months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

4.	INVENTORIES, NET

Inventories are summarized as follows:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Raw materials	1,206,001	1,026,025
Work-in-process	386,352	346,894
Finished goods	362,526	354,412

Total	1,954,879	1,727,331

No provision for inventory was necessary or made at December 31, 2010 and 2009.

5.	ADVANCE TO THIRD PARTY SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represent cash advances paid to suppliers for future purchase of raw materials. Other receivables mainly include value added tax (VAT) benefit that is expected to be realized within three months from balance sheet date.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Buildings	2,368,933	2,257,248
Machinery	6,934,521	6,702,356
Office equipment	18,911	17,129
Motor vehicles	59,098	9,341

Total	9,381,463	8,986,074
Less: Accumulated depreciation	(6,484,434)	(6,370,643)

Subtotal	2,897,029	2,615,431
Construction in progress	76,247	14,645

Property, plant and equipment, net	2,973,276	2,630,076

As of December 31, 2010, the Company pledged its building with net book value of US$2,332,480 to Shanghai Branch of Citibank to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd., a related party (Note 16).

Depreciation expenses amounted to US$695,703 and US$794,192 for the years ended December 31, 2010 and 2009, respectively. Depreciation expenses have been reported in the following accounts:

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Cost of inventory	491,475	432,968
General and administrative expenses	195,271	351,861

Total	686,746	784,829

Depreciation expenses reported in cost of inventories are charged to cost of sales upon the sales.

7.	LAND USE RIGHTS, NET

As of December 31, 2010, the Company pledged its land use right with net book value of US$1,773,922 and US$768,827 to Dongping Branch of Industrial and Commercial Bank of China and Shanghai Branch of Citibank respectively to secure two long term bank loans provided by those banks to Shandong RunYin Bio-Chemical Co., Ltd., a related party (Note 16).

Land use rights are summarized as follows:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Land use rights, cost	2,766,860	2,766,859
Less: accumulated amortization	(224,111)	(162,459)

Land use rights, net	2,542,749	2,604,400

8.	BANK BORROWINGS

The Company had the following outstanding short-term loans with banks:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Agricultural Develop Bank, Dong Ping Branch	4,529,875	4,393,544
Rural Cooperative Bank of Dongping, Shandong	2,793,422	1,464,515
Bank of Communications	754,979	—

Total	8,078,276	5,858,059

The Company’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 4.86% to 11.62%. Interest expense on bank borrowings was US$409,088 and US$278,179 for the years ended December 31, 2010 and 2009, respectively. All bank loans are due within one year from balance sheet date.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

9.	INCOME TAXES

Pursuant to the new China’s Corporate Income Tax Laws and relevant regulations that were applicable before January 1, 2008, the Company was subject to corporate income taxes (CIT) at a statutory rate of 25%.

The income tax provision is summarized as follows:

	September 30,	September 30,
	Year Ended December 31
	2010	2009
	US$	US$
Current tax expense	1,085,528	118,820
Deferred tax expense	(64,464)	8,441

Total income tax provision	1,021,064	127,261

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	September 30,	September 30,
	Year Ended December 31
	2010	2009
	US$	US$
Corporate income tax rate	25%	25%
Computed tax at statutory rate	983,436	106,474
Expense not deductible for tax purposes	37,628	20,787

Provision for income taxes	1,021,604	127,261

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	265,254	250,520

Total deferred tax assets	265,254	250,520

	September 30,	September 30,
Deferred tax liabilities
Depreciation of property, plant and equipments	172,363	222,093

Total deferred tax liabilities	172,363	222,093

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

10.	OTHER PAYABLE TO THIRD PARTIES

Other payables to third parties consist of the following:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Purchases of property and equipment	111,535	92,654
Others	93,946	18,624

Total	205,481	111,278

11.	MISCELLANEOUS TAX PAYABLES

Miscellaneous tax payables mainly comprise local supplementary taxes that levied as a percentage of the total income tax and VAT tax paid. Details of miscellaneous tax payables are depicted in the following table:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Urban construction tax	46,064	3,135
Education tax	25,837	1,881
Local supplementary tax	8,613	628
Land use tax	3,918	—
Real estate tax	2,838	—
Personal income tax payable on behalf of staffs	1,667	—

Total	88,937	5,644

12.	ACCRUED EXPENSES

Accrued expenses included the following:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Bonus	49,944	40,841
Freight	56,235	47,550

Total	106,179	88,391

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

13.	PAID-IN CAPITAL

The Company’s paid-in capital was held by the following shareholders in each period as follows:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Lingfa Huang	2,126,502	2,126,502
Xuchun Wang	193,318	193,318
Binglong Qiao	48,330	48,330
Guo Wang	48,330	48,330

Total	2,416,480	2,416,480

14.	STATUTORY RESERVES

In accordance with the Company Law of the People’s Republic of China, the Company should make appropriations from after-tax profit to non-distributable reserve funds. These reserve funds include (i) a general reserve and (ii) a discretionary fund. The Company adds an annual statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s statutory accounts. The appropriations to discretionary fund are at the Company’s discretion. These reserve funds can only be used for specific purposes of enterprises expansion and not distributable as cash dividends. The Company provided 10% of statutory reserve and 6% of discretionary reserve upon distributable profit. Details of those reserves are presented as follows:

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$

Statutory reserve	326,619	27,561
Discretionary reserve	195,972	16,537

Total	522,591	44,098

15.	GOVERNMENT GRANTS

The local government granted US$ 76,113 to the Company in year 2009 to subsidize the Company’s operating expenditure. The amount was recorded as other income in current period. There is no such government grant received by the Company in year 2010. There are no contingencies that relate to such government grant.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS

As of and for the years ended December 31, 2010, and 2009, the principal related parties with which the Company had transactions are listed as follows:

Name	Relationship

Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control

For the years ended December 31, 2010, and 2009, the Company engaged in the following significant related party transactions:

(a)	Utility (steam and electricity) supply

Steam supply received from

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (i)	1,661,430	1,228,118

Electricity supply received from

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (i)	1,568,885	959,893

Electricity supplied to

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd. (i)	414,969	169,598

(b)	Raw materials purchased from

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	902,054	474,192

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Plant facility lease from

	September 30,	September 30,
	Years Ended December 31
	2010	2009
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (ii)	9,148	9,061

(i)	See Note 17 (a).

(ii)

In December 2008, the Company entered into a rental contract with the Shandong Runyin Bio-chemical Co., Ltd. for some plants, which are used for the production of stearic and glycerol. The lease contract is renewed on a yearly basis. The lease payment is around US$9,000 per year.

(d)	Amounts due from related parties

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	—	477,728
Shandong Xinrui Chemical Devices Co., Ltd.	—	167,751

Total	—	645,479

(e)	Amounts due to related parties

	September 30,	September 30,
	December 31
	2010	2009
	US$	US$
Ruixing Group Co., Ltd.	297,285	244,817
Shandong Runyin Bio-chemical Co., Ltd.	1,952,241	2,096,478

Total	2,249,526	2,341,295

17.	COMMITMENTS AND CONTINGENCIES

(a)	Supply Commitment

In January 2009, the Company entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for the Company’s cornstarch and glucose production. The non-cancelable utility supply contract with the Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. Total amount of the contract per year would be determined by the actual quantity of utilities consumed by the Company. For the actual value of supply consumed by the Company in 2010 and 2009, please see Note 16.

SHANDONG XIANGRUI PHARMACY CO., LTD.

NOTES TO FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b)	Loan Guarantee

As of December 31, 2010, the Company pledged its building with net book value of US$2,332,480 to Shanghai Branch of Citibank to secure a long term bank loan provided by the bank to Shandong RunYin Bio-Chemical Co., Ltd.

As of December 31, 2010, the Company pledged its land use right with net book value of US$1,773,922 and US$768,827 to Dongping Branch of Industrial and Commercial Bank of China and Shanghai Branch of Citibank respectively to secure two long term bank loans provided by those banks to Shandong RunYin Bio-Chemical Co., Ltd, a related party (Note 16).

(c)	Capital Purchase Commitment

In 2010, the Company entered into non-cancellable contracts with some machinery suppliers for purchase of machinery and equipment, which amounted to US$4,709,815. In 2009, the Company also entered into non-cancellable contracts with some machinery suppliers for purchase of machinery and equipment, which amounted to US$545,967. All these contracts will be settled in 2011.

(d)	Contingencies

The Company had no material contingent events during the reporting period.

18.	SEGMENT AND GEOGRAPHIC INFORMATION

Business segments

The main product of the Company is cornstarch, some of which are further processed into glucose based on market demand or customer requests. The cornstarch and glucose production share the same production line and facilities. The cornstarch and glucose production are not individually assessed when the Company’s chief operating decision maker reviews the operation results and make resources allocation. The Company does not prepare separate financial information for cornstarch and glucose production. Therefore, the management believes the Company is operating in one reportable segment.

Geographical segments

All the revenue is attributed to the revenue from China.

19.	SUBSEQUENT EVENTS

In accordance with ASC 855 Subsequent Events, the Company evaluated subsequent events through March 22, 2011, which was the date that the financial statements were issued. In the opinion of the management, the Company had no significant subsequent events.

