Form 10-Q
period 2012-03-31
SMSA Treemont Acquisition Corp
filed 2012-05-15
CIK 1495898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: March 31, 2012: 13,294,500

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “SMSA,” “the Company,” “we,” “us,” and “our” refers to the combined business of SMSA Treemont Acquisition Corp., its wholly-owned subsidiaries Xiangrui Pharmaceutical International Limited (“Xiangrui”) and Tai’an Yisheng Management & Consulting Co., Ltd., and its operating entity Shandong Xiangrui Pharmacy Co., Ltd. (“Shandong Xiangrui”). We are a Nevada holding company and conduct substantially all of our corn refinery business in China through Shandong Xiangrui.

On May 13, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Xiangrui and its sole shareholder Mr. Chongxin Xu. In connection the Exchange Agreement we issued 12,363,885 newly issued shares of our common stock to Mr. Xu, in exchange for all of the issued and outstanding capital stock of Xiangrui. The shares we issued to Mr. Xu constitute 93% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. Prior to the Exchange Agreement, we were a shell company with nominal operations. For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Xiangrui as the acquirer and SMSA as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Shandong Xiangrui on a single entity basis unless the context suggests otherwise.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These forward-looking statements are identified by, among other things, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in the other reports and documents we file with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except to the extent required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period ended 31 March 2012

Board of Directors and Shareholders of

SMSA TREEMONT ACQUISITION CORP.

We have reviewed the accompanying consolidated balance sheet of SMSA Treemont Acquisition Corp. (the “Company”) and its subsidiaries (combined as the “Group”) as of March 31, 2012, and the related statements of income, and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, China

April 14, 2012

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	Notes	31 MARCH 2012	31 DECEMBER 2011
		US$	US$
ASSETS
Current Assets
Cash		1,044,727	653,138
Restricted Cash		8,738,065	7,141,837
Notes receivable	3	95,324	2,306,189
Accounts receivable, net	3	1,157,410	454,366
Inventories, net		3,074,597	2,592,703
Advances to third party suppliers		532,779	524,525
Other receivables		396,000	356,980
VAT Refundable		439,538	—
Deferred tax assets	9	245,979	246,127

Total Current Assets		15,724,419	14,275,865

Non-current Assets
Prepayment for long-term investment	4	476,622	—
Property, plant and equipment, net	5	30,124,770	23,563,105
Land use rights, net	6	2,460,810	2,477,367

Total Non-current Assets		33,062,202	26,040,472

TOTAL ASSETS		48,786,621	40,316,337

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

	Notes	31 MARCH 2012	31 DECEMBER 2011
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank borrowings	7	11,677,232	11,665,000
Accounts payable to third parties		3,153,613	3,012,227
Notes payable	8	14,298,651	12,696,599
Advance from third party customers		563,442	355,159
Payroll and welfare payable		30,872	32,548
Accrued expenses		229,634	215,306
Amounts due to related parties	13	2,535,216	212,270
Income tax payable		665,637	872,912
VAT tax payable		—	220,171
Miscellaneous taxes payable	10	42,754	46,722
Amount payable to constructors	11	4,747,674	716,168
Other payables to third parties		67,650	84,776

Total Current Liabilities		38,012,375	30,129,858

Non-current liabilities
Deferred tax liabilities	9	85,512	84,809

Total Non-current Liabilities		85,512	84,809

Total Liabilities		38,097,887	30,214,667

Shareholders’ Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	13,295
Additional paid–in capital		2,440,323	2,440,323
Statutory reserves	12	1,151,466	1,053,819
Accumulated other comprehensive income		(982,396)	(961,005)
Retained earnings		8,066,046	7,555,238

Total Shareholders’ Equity		10,688,734	10,101,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		48,786,621	40,316,337

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

		Three Months Ended March 31
	Notes	2012	2011
		US$	US$
Revenues	15
Cornstarch		16,953,677	13,151,195
Glucose		3,111,058	2,911,882
Others		41,220	58,759

Total Revenues		20,105,955	16,121,836

Cost of Sales	15
Cornstarch		(15,446,731)	(11,174,542)
Glucose		(2,597,546)	(2,180,337)
Others		(114,436)	(58,759)

Total Cost of Sales		(18,158,713)	(13,413,638)

Gross Profit		1,947,242	2,708,198

Operating expenses
Selling and distribution		(514,899)	(293,519)
General and administrative		(205,770)	(112,570)

Total Operating Expenses		(720,669)	(406,089)

Interest income		37,890	1,310
Interest expenses		(238,591)	(175,174)
Foreign exchange loss		353	—
Loss from disposals of fixed assets		(158,683)	—
Other income, net		(1,591)	(41,289)

Income Before Income Tax Expenses		865,951	2,086,956

Income tax expenses	9	(257,496)	(546,506)

NET INCOME		608,455	1,540,450

Basic and diluted weighted average shares outstanding		13,294,500	13,127,833
Basic net earnings per share		0.05	0.12

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	US$ (Note 1)	US$	US$	US$	US$	US$
Balance as at 31 December 2011	13,295	2,440,323	1,053,819	7,555,238	(961,005)	10,101,670
Net income	—	—	—	608,455	—	608,455
Foreign currency translation adjustment	—	—	—	—	(21,391)	(21,391)

Total comprehensive income	—	—	—	608,455	(21,391)	587,064
New shares issued	—	—	—	—	—	—
Appropriation of statutory reserve	—	—	97,647	(97,647)	—	—
Contribution from shareholders	—	—	—	—	—	—

Balance as at 31 March 2012	13,295	2,440,323	1,151,466	8,066,046	(982,396)	10,688,734

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	Three Months Ended March 31
	2012	2011
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	608,455	1,540,450
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	357,794	128,787
Amortization of land use rights	16,557	15,866
Allowance for doubtful accounts	284	—
Finance expense	238,238	175,174
Gain/Loss from disposals of fixed assets and other	158,683	—
Changes in operating assets and liabilities
Accounts receivable to third parties	(703,328)	(362,351)
Notes receivable	2,210,865	(1,838,039)
Advances to third party suppliers, net	(8,254)	(1,681,366)
Other receivables	(39,020)	(44,679)
VAT refundable	(439,538)	—
Amounts due from related parties	—	(6,334)
Inventories	(481,894)	(832,934)
Accounts payable to third parties	141,386	331,295
Notes payable	1,602,052	—
Tax payable	(431,414)	564,825
Advances from third party customers	208,283	180,622
Payroll and welfare payable	(1,676)	(14,543)
Other payables to third parties	(17,126)	(623,333)
Amounts due to related parties	2,322,946	42,486
Accrued expenses	14,328	85,129
Deferred tax assets	148	(2,682)
Deferred tax liabilities	703	(13,623)

Net cash provided by/(used in) operating activities	5,758,472	(2,355,250)

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENT (CONTINUED)

	Three Months Ended March 31
	2012	2011
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase)/release of restricted cash	(1,596,228)	226,494
Prepayment for long-term investment	(476,622)	—
Purchases of property and equipment	(3,046,635)	(99,228)

Net cash (used in)/provided by investing activities	(5,119,485)	127,266

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan repaid	(1,575,264)	—
Interest paid	(238,591)	(175,174)
Proceeds from short-term bank borrowings	1,587,495	1,606,917

Net cash (used in)/provided by financing activities	(226,360)	1,431,743

Effect of foreign exchange rate changes	(21,038)	752

Net increase/ (decrease) in cash	391,589	(795,489)

Cash, beginning of period	653,138	6,634,012

Cash, end of the period	1.044,727	5,838,523

Supplementary disclosure of cash flow information:
Interest expenses paid	(238,591)	(175,174)
Income taxes paid	(463,019)	(562,812)

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION

a)	Corporate Information

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

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION (CONTINUED)

The following table illustrates the equity transactions of the Company during the year 2011.

	Common Stock
	Shares	Amount(US$)
Shares issued as of 31 December 2010	530,615	531
New shares issued	400,000	400
Recapitalization for reverse acquisition	12,363,885	12,364

Balance as of 31 December 2011	13,294,500	13,295

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

The accompanying consolidated financial statements include the financial statements of the Company, Xiangrui, the WFOE and Shandong Xiangrui (the “Group”).

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

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Foreign Currency

The functional currency of the Group is Chinese Renminbi (RMB), as determined based on the criteria of FASB ASC 830 Foreign Currency Matters. The Group uses the U.S. dollar for financial reporting purposes.

The Group translates assets and liabilities into U.S. dollars using the applicable exchange rate quoted by the People’s Bank of China at the balance sheet date. The income and expenses items are translated using average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income – translation adjustments. The exchange rates used for the translation are listed below.

	Period end exchange rate	Average of first quarter
	US$:RMB	US$:RMB
March 31, 2012	6.2943	6.2992
March 31, 2011	6.5564	6.5736
December 31,2011	6.3009	N/A

e)	Fair Value of Financial Instruments

The Group adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace; and

•	Level 3 - Unobservable inputs which are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, and amounts due to employees approximate their fair value due to their short-term maturities.

f)	Cash

The Group considers all cash on hand and demand deposits as cash.

g)	Restricted Cash

Restricted cash represents cash deposited at banks to secure the notes payable issued by the Company, which is underwritten by the bank.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

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

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)	Property, Plant and Equipment (continued)

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

Shipping and handling costs are included in selling expenses The shipping and handling costs for the three months period ended March 31, 2012 and 2011 were US$351,576 and US$167,358, respectively.

n)	Cost of Goods Sold

Cost of goods sold consists primarily of purchase costs of raw material, direct labor costs and overhead expenses attributable to production and machine depreciation.

o)	Advertising Expenditures

Advertising expenditures are expensed as incurred. There were no advertising costs incurred in the reporting period.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p)	Comprehensive Income

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

All of Shandong Xiangrui’s operations are in China. According to relevant laws and regulations, the Company is subject to a statutory tax rate of 25 percent.

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

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s)	Employee Benefits

Full-time employees of the Group participate in a government-mandated multi-employee defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Group to make contributions to the government for these benefits based on a specific percentage of the employees’ salaries up to a maximum of three times the average annual salary for the city in which the Group operates for the prior year. The Group has no legal obligation for any benefits beyond the contributions made.

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

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v)	Income (Loss) per Share (continued)

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

As of 31 March 2012, the Group had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

w)	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Group’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance is not expected to have any impact on the Group’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance on annual and interim goodwill impairment tests. An entity may now first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

3.	NOTES AND ACCOUNTS RECEIVABLE, NET

Accounts receivable is stated at net value. As of 31 March 2012, the allowance for doubtful accounts recorded by the Group amounted to US$ 914,190.

Notes receivable represent bank drafts that are non–interest bearing and due within six months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

4.	PREPAYMENT FOR LONG-TERM INVESTMENT

In February 2012, Shandong Xiangrui pre-paid USD476,622 (equivatlent of RMB3,000,000) to establish Shandong Runyin Pawn Co., Ltd., in which Shandong Xiangrui’s investment will account for 10% of total interest. The business scope of Shandong Runyin Pawn Co., Ltd. is provision of pawn loans secured by properties, real estates and other assets owned by individuals and legal entities. As of 31 March 2012, the registration procedure of Shandong Runyin Pawn Co., Ltd. is still under process.

5.	PROPERTY , PLANT AND EQUIPMENT, NET

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Buildings	4,191,217	3,552,203
Machinery	11,206,665	13,052,509
Office equipment	28,009	25,316
Vehicles	93,329	65,650

Total	15,519,220	16,695,678
Less: Accumulated depreciation	(5,901,820)	(7,059,879)

Subtotal	9,617,400	9,635,799
Construction in progress	20,507,370	13,927,306

Property, plant and equipment, net	30,124,770	23,563,105

As of 31 March 2012, the Group pledged its building with net book value of US$825,135 to Bank of East Asia (China), Qingdao Branch to secure notes payable issued by the Company, which is underwritten by the bank.

Depreciation expenses amounted to US$357,794 and US$128,787 for the periods ended March 31, 2012 and 2011, respectively.

In February 2012 and March 2012, the Group disposed its machinery with net book value of US$158,683.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

6.	LAND USE RIGHTS, NET

As of 31 March 2012, the Group pledged its land use rights with net book value of US$1,718,709 to China Everbright Bank, Jiaozhou Branch to secure notes payable issued by the Company, which is underwritten by the bank.

Land use rights are summarized as follows:

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Land use rights, cost	2,766,860	2,766,860
Less: accumulated amortization	(306,050)	(289,493)

Land use rights, net	2,460,810	2,477,367

7.	BANK BORROWINGS

The Group had the following outstanding short-term loans with banks:

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Rural Cooperative Bank of Dongping, Shandong	4,527,906	4,523,163
China Merchants Bank	1,588,739	1,587,075
Agricultural Development Bank	4,766,217	4,761,225
Bank of Communications	794,370	793,537

Total	11,677,232	11,665,000

The Group’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 6.06% to 13.12%. Interest expense on bank borrowings was US$238,591 and US$175,174 for the periods ended March 31, 2012 and 2011, respectively. All bank loans are due within one year from the balance sheet date.

8.	NOTES PAYABLE

Notes payable represents short-term notes payable issued by financial institutions that entitle the supplier to receive the full face amount from the financial institutions at maturity, which generally ranges from three to six months from the date of issuance. The notes payable were secured by the Group’s restricted cash.

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

9.	INCOME TAXES

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

Income before taxes and the provision for taxes consists of the following:

	Three Months Ended March 31
	2012	2011
	US$	US$
Income before taxes:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	865,951	2,086,956

Total income before taxes	865,951	2,086,956

	Three Months Ended March 31
	2012	2011
	US$	US$
Provision for income taxes:
Current:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	256,645	562,811

Current income taxes	256,645	562,811

Deferred:
US Federal	—	—
US State	—	—
BVI	—	—
PRC	851	(16,305)

Deferred income taxes	851	(16,305)

Total provision for income taxes	257,496	546,506

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	Three Months Ended March 31
	2012	2011
	US$	US$
Profit before income tax	865,951	2,086,956
Corporate income tax rate	25%	25%
Computed tax at statutory rate	216,488	521,739
Expenses not deductible for tax purposes	41,008	24,767

Provision for income taxes	257,496	546,506

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Group’s deferred tax assets and liabilities are as follows:

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	245,979	246,127

Total deferred tax assets	245,979	246,127

Deferred tax liabilities
Depreciation of property, plant and equipments	85,512	84,809

Total deferred tax liabilities	85,512	84,809

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.

10.	MISCELLANEOUS TAXES PAYABLE

Miscellaneous tax payables mainly comprise local supplementary taxes that are levied as a percentage of the total income tax and VAT tax paid. Details of miscellaneous taxes payable are set forth in the following table:

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Urban construction tax	15,770	18,728
Land use tax	15,926	15,909
Real estate tax	3,399	4,496
Stamp duty	3,462	2,852
Personal income tax payable on behalf of staffs	4,197	4,737

Total	42,754	46,722

9.	INCOME TAXES (CONTINUED)

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

11.	AMOUNTS PAYALBE TO CONSTRUCTORS

Amounts payable to constructors represents amounts payable to the Group’s construction service providers.

12.	STATUTORY RESERVES

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

	31 MARCH 2012	31 DECEMBER 2011
	US$	US$
Statutory reserve	719,666	658,637
Discretionary reserve	431,800	395,182

Total	1,151,466	1,053,819

13.	RELATED PARTY TRANSACTIONS

The principal related parties with which the Group had transactions are listed as follows:

Name	Relationship
Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

For the three months ended March 31, 2012, and 2011, the Company engaged in the following significant related party transactions:

(a) Utility (steam and electricity) supply

Steam supply received from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (i)	1,004,154	430,360

Electricity supply received from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (i)	984,933	382,509

(b)	Raw materials purchased from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	329,360	236,999
Ruixing Group Co., Ltd.	10,144	—

	339,504	236,999

(c)	Plant facility lease from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd. (ii)	2,457	2,350

(d)	Received service from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	1,219	—

(e)	Fixed assets purchased from

	Three Months Ended March 31
	2012	2011
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	7,191	—

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

(i)	In January 2009, the Group entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for the Company’s cornstarch and glucose production. The non-cancelable utility supply contract with Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 whose price was determined by reference to market price.

(ii)	In December 2008, the Group entered into a rental contract with Shandong Runyin Bio-chemical Co., Ltd. for leasing two plants. The lease contract has been renewed on an annual basis with yearly payment of US$9,000, which was determined by reference to market price.

(f)	Amounts due to related parties

	31 MARCH 2012	DECEMBER 31 2011
	US$	US$
Ruixing Group Co., Ltd.	302,298	212,270
Shandong Runyin Bio-chemical Co., Ltd.	2,232,918	—

Total	2,535,216	212,270

Amounts due from and due to related parties are unsecured, interest-free and repayable on demand.

14.	COMMITMENTS AND CONTINGENCIES

(a)	Supply Commitment

In January 2009, the Group entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for Shandong Xiangrui’s cornstarch and glucose production. The non-cancelable utility supply contract with Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. The total amount of the contract per year would be determined by the actual quantity of utilities consumed by Shandong Xiangrui. Please refer to Note 13 for the actual value of supply consumed by the group in the three months ended March 31, 2012 and 2011 respectively.

(b)	Capital Purchase Commitment

As of 31 March 2012, the Group entered into non-cancellable contracts with some construction and machinery suppliers for the construction of the plant and purchase of the machinery with an amount of US$28,317,684.

(c)	Contingencies

The Group had no material contingent events during the reporting period.

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

SMSA TREEMONT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

15.	SEGMENT AND GEOGRAPHIC INFORMATION

Business Segments

The main products of the Group are cornstarch and glucose, which have almost the same production process. Both are produced from corn as raw materials while the only minor difference is that glucose is further processed from cornstarch by simply mixing up a few auxiliaries. The two products are sold to the same type of customers using the same distribution method.

While the cost base is similar for the two products, the selling prices are independently determined by reference to their respective market price, which resulted in a different trend of gross profit margins of the two products as shown in the following table.

	Three Months Ended March 31
	2012	2011
	US$	US$
Revenues
Cornstarch	16,953,677	13,151,195
Glucose	3,111,058	2,911,882
Cost of sales
Cornstarch	15,446,731	11,174,542
Glucose	2,597,546	2,180,337
GPM
Cornstarch	9%	15%
Glucose	17%	25%

We believe that the deviating of the gross profit margins of the two products as determined by market prices will continue in the future.

With a similar production process and raw materials and the same type of customers and distribution methods, the cornstarch and glucose production are not individually assessed when the Group’s chief operating decision maker reviews the operation results and makes resources allocation. Therefore, it is not practical, with respect to the two products, to separate the assets information and other profit and loss information which are believed to have no relevance to the decision-making of the Group’s economic activities.

Geographical Segments

All revenue is attributed to the revenue from China.

16.	SUBSEQUENT EVENTS

In the opinion of management, the Group had no significant subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “should,” “intend,” “believe” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

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

Our customers are located primarily in mainland China. Approximately 84% of our products are comprised of corn starch or its by-products and approximately 16% of our products are comprised of glucose and its by-products. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in food and beverages as well as the pharmaceutical industries, which together constituted approximately 64% of our revenue for the three month period ended March 31, 2012. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 18% of our revenue for the three months ended March 31, 2012. Sales of our products to the industrial manufacturing sector accounted for approximately 18% of our revenue for the three months ended March 31, 2012.

As of March 31, 2012, we had an annual production capacity of 140,000 tonnes. We invested approximately US$6 million in new equipments during the first quarter of 2012. We expect the new production line will be operational in June 2012 and we expect to increase our annual production capacity to 240,000 tonnes at such time.

(2)	Results of Operations

The information provided below relates to the combined enterprises after the acquisition of Xiangrui Pharmaceutical International Limited, a British Virgin Islands company and its direct and indirect subsidiaries (“Xiangrui”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of May 13, 2011, among us, Xiangrui, and Mr. Chongxin Xu, the sole shareholder of Xiangrui, except that information relating to periods prior to May 13, 2011, the date of the reverse acquisition, only relate to Xiangrui unless otherwise specifically indicated.

Results of operations for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.

	Three months Ended
	March 31, (unaudited)
	2012	2011	$ Change	% Change
Statement of operations data
Revenues	$20,105,955	16,121,836	3,984,119	25%
Cost of sales	18,158,713	13,413,638	4,745,075	35%
Gross profit	1,947,242	2,708,198	-760,956	-28%

Operating expenses
Selling and distribution expenses	514,899	293,519	221,380	75%
General and administrative expenses	205,770	112,570	93,200	83%

Total operating expenses	720,669	406,089	314,580	78%

Income from operations	1,226,573	2,302,109	-1,075,536	-47%
Interest income	37,890	1,310	36,580	2792%
Interest expenses	238,591	175,174	63,417	36%
Other expenses, net	159,921	41,289	118,632	287%

Income before income tax expenses	865,951	2,086,956	-1,221,005	-59%
Income taxes expenses	257,496	546,506	-289,010	-53%

Net income attributable to ordinary shareholders	608,455	1,540,450	-931,995	-61%

Revenues

Revenues increased by US$3.9 million, or 25%, to US$20.1 million in the three months ended March 31, 2012, from US$16.1 million for the same period in 2011. The increase was primarily due to an increase in sales volumes. The selling price for corn starch and glucose remained stable during the reporting period. Sales volumes increased to 54,300 tonnes in the three months ended March 31, 2012, at an increase of 10,491 tonnes from 43,809 tonnes in the same period in 2011. The increase in sales volumes is mainly attributable to stable market demand for corn starch and glucose and the increase in our annual production capacity from 110,000 tonnes in first quarter of 2011 to 140,000 tonnes in 2012. The average selling price of our corn starch increased 2.6% to US$408 per tonne in the three months ended March 31, 2012, from US$398 per tonne in the same period in 2011. The average selling price of our glucose increased 1% to US$569 per tonne in the three months ended March 31, 2012, from US$563 per tonne in the same period in 2011.

Cost of Sales

Our cost of sales increased by US$4.7 million, or 35%, to US$18.1 million in the three months ended March 31, 2012, from US$13.4 million for the same period in 2011. This increase was mainly due to an increase in the average purchase price of raw materials, which is in line with the increase in our sales revenues. The increase in the cost of corn kernels can be attributable to the strong demand in the market. We anticipate that the market price for corn kernels will remain stable in the second quarter of 2012 and continue to increase in the third and fourth quarters of 2012 due to seasonal shortage of supply. The improved standard of living in China has resulted in a higher demand for poultry and meat, which results in a higher demand for animal feed. Corn is a major type of animal feed. According to our past experience, we were able to pass through the increased costs of corn kernels to our customers. Our profits and operating cash flows will be negatively impacted if the price of corn kernels increases and we are unable to increase the price of corn starch and glucose. The cost of corn kernels represents approximately 90% of our total cost of sales; therefore the price fluctuation of corn kernels will have a significant impact on our cost of sales and margins.

Gross Profits

Our gross profits decreased by US$0.8 million, or 28%, to US$1.9 million during the three months ended March 31, 2012, from US$2.7 million for the same period in 2011. Gross profits from cornstarch decreased by US$0.5 million, or 24%, to approximately US$1.5 million in the three months ended March 31, 2012, from US$2.0 million for the same period in 2011. Gross profits from glucose decreased by US$0.2 million, or 30%, to approximately US$0.5 million in the three months ended March 31, 2012, from US$0.7 million for the same period in 2011. The decrease in gross profits was due to the increase in the cost of corn kernels on the one hand and the relative stability of the selling price of corn starch and glucose on the other hand. Gross profits as a percentage of revenues decreased by 7% to 10% during the three months ended March 31, 2012, as compared to 17% for the same period in 2011. The decrease is mainly due to our cost of goods sold increasing at a faster rate than the selling price of our products. The main reason we attribute to lower gross profit margins is that the Chinese government has been increasing regulation and enforcement of the food safety laws within the country. This has resulted in the closure of food manufacturers that do not meet the safety standards. Furthermore, increased costs for food manufacturers to comply with the higher standard of food safety have cut into profits. Therefore overall demand from these food companies for corn starch has gone down.

Selling and Distribution Expenses

Selling and distribution expenses include freight, salaries and benefits for sales and marketing personnel, travel and advertising expenses. Our selling and distribution expenses increased by US$0.22 million, or 75%, to US$0.51 million during the three months ended March 31, 2012, from US$0.29 million for the same period in 2011. The increase is mainly due to the increase of our sales staff from 23 to 30 personnel and higher sales commissions due to increased total sales during the reporting period.

General and Administrative Expenses

General and administrative expenses are comprised of salary and benefits for administrative personnel, depreciation and amortization of non-production equipments and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by US$0.1 million, or 83%, to US$0.21 million during the three months ended March 31, 2012, from US$0.11 million for the same period in 2011. The increase was mainly attributable to professional fees incurred in connection with the compliance requirements associated with being a public company.

Interest Expenses

Interest expenses are related to our bank borrowings, which are Renminbi denominated loans with fixed interest rates ranging from 6.56% to 13.12%. Our interest expenses increased by US$0.06 million, or 36%, to US$0.24 million during the three months ended March 31, 2012, from US$0.18 million for the same period in 2011. The increase is mainly due to approximately US$3.7 million more in borrowings in the first quarter of 2012 than in the same period in 2011.

Income Before Income Tax Expenses

Income before income tax expenses decreased by US$1.2 million, or 59%, to US$0.9 million in the three months ended March 31, 2012, from US$2.1 million for the same period in 2011. The decrease was mainly attributable to increased cost of goods sold and lower gross margins.

Income Tax Expenses

Our income tax expenses decreased by US$0.29 million, or 53%, to US$0.26 million during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in income tax expenses was mainly attributable to the decrease in income before income tax expenses in the three months ended March 31, 2012 as compared to the same period in 2011.

Net Income Attributable to Ordinary Shareholders

Our net income attributable to ordinary shareholders decreased by US$0.93 million, or 61%, to US0.61 million in the three months ended March 31, 2012 from US$1.54 million in the same period of 2011 as result of the above factors.

(3) Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was US$5.8 million, at an increase of US$8.1 million from US$2.4 million used in operating activities for the same period in 2011. The increase in cash provided by operating activities is mainly attributable to the increased notes payable balance and increased cash collection from notes receivable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was US$5.1 million, at an increase of US$5 million from US$0.1 million provided by investing activities for the same period in 2011. The increase in cash used in investing activities is mainly due to more expenditures for purchases of property and equipments and construction in progress of approximately US$3 million. The remainder of the US$1.6 million increase in restricted cash is attributable to the requirements of certain local banks which require the Company to keep 50% of borrowings as bank deposits according to the respective borrowing agreements.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was US$0.2 million, as compared to US$1.4 million provided by financing activities for the same period in 2011. The decrease in cash provided in financing activities is mainly due to bank loan payoffs in the three months ended March 31, 2012, as compared to the same period in 2011.

Loans

We have financed our operations primarily through bank loans and operating income. We have a total of US$11.6 million short-term loans outstanding as of March 31, 2012. The terms of each of these respective short-term loans are one year. As of the date of this quarterly report, we have not defaulted on any of these loans.

Guarantees

We have not guaranteed any borrowings of related parties or other third parties, including short-term bank loans, as of March 31, 2012.

Future Cash Commitments and Needs

We may require additional operating capital to run our new production line and to further expand our production capacity in the future. The exact amount will be determined based on both the market demand for our products and the period of time required for these facilities to run at full capacity. We will carefully review our financial conditions and consider various financing options including internally generated cash, bank loans and additional equity financing. We expect that the proceeds from our operating cash flows and cash balances, together with credit lines available under bank loans, will be sufficient to meet our anticipated liquidity needs for the next twelve months.

(4) Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” presented in our Current Report on Form 8-K/A filed on February 27, 2012.

(5) Recently Issued Accounting Pronouncements

See related disclosure at “Item 2 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 Summary of Significant Accounting Policies — Recently issued accounting pronouncements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Since our inception, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the change in the consumer price index in China was 3.8% for the first quarter of 2012. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in a more than 20% appreciation of the Renminbi against the U.S. dollar in the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On September 20, 2011, the People’s Bank of China announced that the PRC government would further reform the Renminbi exchange rate regime and increase the flexibility of the exchange rate. It is difficult to predict how this policy may impact the Renminbi exchange rate. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert the Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amounts available to us.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in the interest rates for our short-term bank loans renewed during the three months ended March 31, 2012.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Guarantee Contract, dated February 3, 2012, between Ruixing Group Co., Ltd. and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan. [English Translation of Summary]

10.2*	Guarantee Contract, dated February 3, 2012, between Xuchun Wang, his wife Meng Guangxiang, and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan. [English Translation]

10.3*	Acceptance Agreement, dated February 3, 2012, between Shandong Xiangrui and Agriculture Development Bank of China, Dongping Branch, for a RMB 20 million loan. [English Translation of Summary]

10.4*	Acceptance Agreement, dated March 7, 2012, between Shandong Xiangrui and Bank of East Asia, Qingdao Branch, for a RMB 10 million loan. [English Translation of Summary]

10.5*	Loan Agreement, dated March 21, 2012, between Shandong Xiangrui and Rural Cooperative Bank of Dongping, Shandong, for RMB 10 million. [English Translation of Summary]

10.6*	Acceptance Agreement, dated April 12, 2012, between Shandong Xiangrui and Shenzhen Development Bank, Jinan Branch, for a RMB 30 million loan. [English Translation of Summary]

10.7*	Guarantee Contract, dated April 12, 2012, between Shandong Runyin Bio-Chemical Co., Ltd. and Shenzhen Development Bank, Jinan Branch, for a maximum loan of RMB 15 million. [English Translation of Summary]

10.8*	Guarantee Contract, dated April 12, 2012, between Xuchun Wang and Shenzhen Development Bank, Jinan Branch, for a maximum loan of RMB 15 million. [English Translation]

10.9*	Guarantee Contract, dated April 12, 2012, between Lingfa Huang and Shenzhen Development Bank, Jinan Branch, for a maximum loan of RMB 15 million. [English Translation]

10.10*	Loan Agreement, dated April 16, 2012, between Shandong Xiangrui and China Everbright Bank, Qingdao Jiaozhou Branch, for RMB 20 million. [English Translation of Summary]

10.11*	Loan Agreement, dated April 27, 2012, between Shandong Xiangrui and China Merchants Bank Jinan Branch, for RMB 6 million. [English Translation of Summary]

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101	The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.	INS

101.	SCH

101.	CAL

101.	LAB

101.	PRE

*	Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Treemont Acquisition Corp.

Dated: May 15, 2012	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer