Form 10-Q
period 2012-06-30
SMSA Treemont Acquisition Corp
filed 2012-08-14
CIK 1495898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: July 25, 2012, 13,294,497 shares of common stock

EXPLANATORY NOTE

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

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

CONTENTS

Page
Independant Auditor's Report	2
Unaudited Condensed Consolidated Balance Sheet	3 - 4
Unaudited Condensed Consolidated Income Statement	5
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Cash Flow Statement	7 -8
Notes to Unaudited Condensed Consolidated Financial Statements	9 - 25

INDEPENDENT AUDITORS’ REPORT

PCPAR[ 2012]-[B1114]

Board of Directors and Shareholders of

SMSA TREEMONT ACQUISITION CORP.

We have reviewed the accompanying consolidated balance sheet of SMSA Treemont Acquisition Corp. (the “Company”) and its subsidiaries (combined as the "Group") as of June 30, 2012, and the related statements of income, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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

BDO China Shu Lun Pan Certified Public Accountants LLP
Shanghai, China

July 27, 2012

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	Notes	30 JUNE 2012	31 DECEMBER 2011
		US$	US$
ASSETS

Current Assets
Cash		2,934,597	653,138
Restricted Cash		13,280,842	7,141,837
Notes receivable	3	625,035	2,306,189
Accounts receivable, net	3	1,041,354	454,366
Inventories, net		2,474,473	2,592,703
Advances to third party suppliers		144,915	524,525
Other receivables		360,416	356,980
VAT paid in advance	4	968,985	-
Deferred tax assets	10	239,409	246,127

Total Current Assets		22,070,026	14,275,865

Non-current Assets
Long-term equity investment	5	476,622	-
Property, plant and equipment, net	6	32,897,685	23,563,105
Land use rights, net	7	2,444,290	2,477,367

Total Non-current Assets		35,818,597	26,040,472

TOTAL ASSETS		57,888,623	40,316,337

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

	Notes	30 JUNE 2012	31 DECEMBER 2011
		US$	US$
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank borrowings	8	14,624,737	11,665,000
Accounts payable to third parties		3,436,632	3,012,227
Notes payable	9	21,186,106	12,696,599
Advance from third party customers		838,299	355,159
Payroll and welfare payable		46,064	32,548
Accrued expenses		234,664	215,306
Amounts due to related parties	14	4,122,292	212,270
Income tax payable		219,822	872,912
VAT payable	4	-	220,171
Miscellaneous taxes payable	11	25,310	46,722
Amounts payable to constructors	12	2,652,883	716,168
Other payables to third parties		65,868	84,776

Total Current Liabilities		47,452,677	30,129,858

Non-current liabilities
Deferred tax liabilities	10	85,710	84,809

Total Non-current Liabilities		85,710	84,809

Total Liabilities		47,538,387	30,214,667

Shareholders' Equity
Common stock, $.0001 par value, 13,294,500 shares authorized, issued and outstanding		13,295	13,295
Additional paid−in capital		2,440,323	2,440,323
Statutory reserves	13	1,079,781	1,053,819
Accumulated other comprehensive income		(866,854)	(961,005)
Retained earnings		7,683,691	7,555,238

Total Shareholders’ Equity		10,350,236	10,101,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		57,888,623	40,316,337

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

		THREE MONTHS ENDED 30 JUNE		SIX MONTHS ENDED 30 JUNE
	Notes	2012	2011	2012	2011
		US$	US$	US$	US$
Revenues
Cornstarch	16	17,010,860	16,572,603	33,964,537	29,723,798
Glucose	16	2,951,332	2,906,547	6,062,390	5,818,429
Others		41,745	30,087	82,965	88,846
Total Revenues		20,003,937	19,509,237	40,109,892	35,631,073
Cost of Sales
Cornstarch	16	16,752,958	14,697,383	32,199,689	25,871,925
Glucose	16	2,601,796	2,219,458	5,199,342	4,399,795
Others		63,983	30,533	178,419	89,292
Total Cost of Sales		19,418,737	16,947,374	37,577,450	30,361,012

Gross Profit		585,200	2,561,863	2,532,442	5,270,061

Operating expenses
Selling and distribution		572,762	247,862	1,087,661	541,383
General and administrative		197,774	371,567	403,544	488,014

Total Operating Expenses		770,536	619,429	1,491,205	1,029,397

Interest income		79,387	1,034	117,277	2,344
Interest expenses		597,223	223,345	835,814	398,519
Foreign exchange gain		155	-	508	-
Gain/(Loss) from disposals of fixed assets		45,539	-	(113,144)	-
Other Income, net		36,983	(80,415)	35,392	(121,704)

Income/(Loss) Before Income Tax Expenses		(620,495)	1,639,708	245,456	3,722,785

Income tax expenses	10	(166,455)	404,798	91,041	951,304

NET INCOME		(454,040)	1,234,910	154,415	2,771,481

Basic and diluted weighted average shares outstanding		13,294,500	13,294,500	13,294,500	13,294,500

Basic net earnings per share		(0.03)	0.09	0.01	0.21

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	US$	US$	US$	US$	US$	US$
	(Note 1)

Balance as at 31 December 2011	13,295	2,440,323	1,053,819	7,555,238	(961,005)	10,101,670

Net income	-	-	-	154,415	-	154,415
Foreign currency translation adjustment	-	-	-	-	94,151	94,151
Total comprehensive income	-	-	-	154,415	94,151	248,566

New shares issued	-	-	-	-	-	-
Appropriation of statutory reserve	-	-	25,962	(25,962)	-	-
Contribution from shareholders	-	-	-	-	-	-

Balance as at 30 June 2012	13,295	2,440,323	1,079,781	7,683,691	(866,854)	10,350,236

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	154,415	2,771,481

Adjustment to reconcile net income to net cash provided by operating activities

Depreciation of property, plant and equipment	735,938	383,091
Amortization of land use rights	33,077	31,882
Allowance for doubtful accounts	18,865	-
Finance expense	835,306	398,519
Loss from disposals of fixed assets	113,144	48,518

Changes in operating assets and liabilities
Accounts receivable to third parties	(605,853)	(628,954)
Notes receivable	1,681,154	2,060,907
Advances to third party suppliers, net	379,610	406,352
Other receivables	(3,436)	(189,295)
VAT paid in advance	(968,985)	-
Amounts due from related parties	-	(980,517)
Inventories	118,230	(159,783)
Accounts payable to third parties	424,405	582,436
Tax payable	(894,673)	251,858
Advances from third party customers	483,140	179,912
Payroll and welfare payable	13,516	16,769
Other payables to third parties	(18,908)	(923,159)
Amounts due to related parties	3,910,022	90,922
Accrued expenses	19,358	26,246
Deferred tax assets	6,718	13,208
Deferred tax liabilities	901	(27,155)
Net cash provided by operating activities	6,435,944	4,353,238

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENT (CONTINUED)

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposal of property, plant and equipment	45,365	-
(Increase)/release of restricted cash	(6,139,005)	226,494
Acquisition of long-term equity investment	(476,622)	-
Purchases of property, plant and equipment	(8,292,312)	(7,501,763)

Net cash used in investing activities	(14,862,574)	(7,275,269)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank loan repaid	(3,996,895)	(5,349,520)
Interest paid	(835,814)	(398,519)
Proceeds from additional paid-in capital	-	23,877
Proceeds from additional short-term bank borrowings	6,956,632	3,056,868
Increase of notes payable	8,489,507	1,545,213

Net cash (used in)/provided by financing activities	10,613,430	(1,122,081)

Effect of foreign exchange rate changes	94,659	108,747
Net increase/ (decrease) in cash	2,281,459	(3,935,365)

Cash, beginning of period	653,138	6,634,012

Cash, end of the period	2,934,597	2,698,647

Supplementary disclosure of cash flow information:
Interest expenses paid	835,814	398,519
Income taxes paid	736,512	713,393

The accompanying notes are integral part of the financial statements.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS

1.	CORPORATE INFORMATION AND BASIS OF PRESENTATION

a)	Corporate Information

SMSA Treemont Acquisition Corp. (the “Company”) was originally incorporated in the State of Nevada on 3 May 2010 to effect the reincorporation of Treemont Management Services, Inc., a Texas corporation, mandated by the plan of reorganization as discussed below.

On 17 January 2007, Treemont Management Services, Inc. and its affiliated companies (collectively "SMS Companies”), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On 1 August 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the “Plan”), as presented by SMS Companies and their creditors. The effective date of the Plan was 10 August 2007.

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

On 9 May 2011, the WFOE entered into a series of variable interest entity contractual agreements (the "VIE Agreements") with Shandong Xiangrui Pharmacy Co., Ltd., (“Shandong Xiangrui”), a PRC company and its shareholders.  The VIE Agreements are comprised of a series of agreements, including an Exclusive Technical and Consulting Service Agreement, Management Fee Payment Agreement, Equity Interest Pledge Agreement, Exclusive Equity Interest Purchase Agreement, Operating Agreement and Proxy Agreement, through which the WFOE has the right to advise, consult, manage and operate the Company for an annual consulting services fee in the amount of the Company’s yearly net income before tax.  In order to further reinforce the WFOE’s rights to control and operate the Company, the Company’s shareholders have entrusted their shareholder’s rights in the Company to a person designated by the WFOE.

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

The Group translates assets and liabilities into U.S. dollars using the applicable exchange rate quoted by the People’s Bank of China at the balance sheet date. The income and expenses items are translated using average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive income – translation adjustments. The exchange rates used for the translation are listed below.

	Period end exchange rate	Year end exchange rate
	US$:RMB	US$:RMB

June 30, 2012	6.3249	N/A
December 31, 2011	N/A	6.3009

	Three months average	Six months average
	US$:RMB	US$:RMB

Second quarter of 2012	6.3130	N/A
First half of 2012	N/A	6.3061
Second quarter of 2011	6.4850	N/A
First half of 2011	N/A	6.5426

e)	Fair Value of Financial Instruments

The Group adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 -	Include other inputs that are directly or indirectly observable in the marketplace; and
●	Level 3 -	Unobservable inputs which are supported by little or no market activity, therefore requiring an entity to develop its own assumptions.

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

Restricted cash represents cash deposited at banks to secure the notes payable issued by the Group, which is underwritten by the bank.

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

l)	Investments

The Company applies FASB ASC 323 “Investments—Equity Method and Joint Ventures” in accounting for its equity investments. Under FASB ASC 323, the equity method of accounting is used for investments in entities in which the Company has the ability to exercise significant influence but does not own a majority equity interest or otherwise control. Cost method is used for investments over which the Company does not have the ability to exercise significant influence or control.

m)	Revenue Recognition

The Group recognizes revenue pursuant to ASC 605 Revenue Recognition, where persuasive evidence of an arrangement exists (demonstrated via contracts with purchasers), delivery has occurred, the seller's price is fixed or determinable and collectability is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return products unless they are damaged or defective. The Group does not provide discounts for early payments or any other allowances on sales.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n)	Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the six-month period ended June 30, 2012 and 2011 were US$785,010 and US$317,347, respectively.

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

In accordance with the relevant tax laws of China, value-added taxes (VAT) are levied on the invoiced value of sales and are payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but can deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as the VAT refundable or payable balance on the balance sheets.

t)	Employee Benefits

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

As of 30 June 2012, the Group had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

In September 2011, the FASB issued guidance on annual and interim goodwill impairment tests. An entity may now first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

3.	NOTES AND ACCOUNTS RECEIVABLE, NET

Accounts receivable is stated at net value. As of 30 June 2012, the allowance for doubtful accounts recorded by the Group amounted to US$ 890,620.

Notes receivable represent bank drafts that are non−interest bearing and due within six months. Such bank drafts have been arranged with third party financial institutions by certain customers to settle their purchases from us. The carrying amount of notes receivable approximate their fair values due to their short maturities.

4.	VAT PAID IN ADVANCE AND VAT PAYABLE

In accordance with the relevant tax laws of China, value-added taxes (VAT) are levied on the invoiced value of sales and are payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but can deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as the VAT refundable or payable balance on the balance sheets.

5.	LONG-TERM EQUITY INVESTMENT

On February 16, 2012, Shandong Xiangrui paid USD476,622 (RMB equivalent of 3,000,000) to establish Shandong Runyin Pawn Co., Ltd., in which Shandong Xiangrui’s investment represented for 10% of total voting rights. The investment in Shandong Runyin Pawn Co., Ltd. is accounted for using cost method. By the end of June 30 2012, Shandong Runyin Pawn Co., Ltd. has not commenced its business. The business scope of Shandong Runyin Pawn Co., Ltd. is provision of pawn loans secured by properties, real estates and other assets owned by individuals and legal entities.

6.	PROPERTY , PLANT AND EQUIPMENT, NET

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Buildings	4,191,217	3,552,203
Machinery	11,443,935	13,052,509
Office equipment	28,549	25,316
Vehicles	93,329	65,650
Total	15,757,030	16,695,678
Less: Accumulated depreciation	(6,281,624)	(7,059,879)
Subtotal	9,475,406	9,635,799
Construction in progress	23,422,279	13,927,306
Property, plant and equipment, net	32,897,685	23,563,105

As of 30 June 2012, the Group pledged its building with net book value of US$1,078,491 to TaiAn City Commercial Bank, Dongpin Branch and US$823,756 to Bank of East Asia (China), Qingdao Branch to secure notes payable issued by the Company, which is underwritten by the bank.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

6.	PROPERTY , PLANT AND EQUIPMENT, NET (CONTINUED)

Depreciation expenses for the three months ended 30 June 2012 and 2011 were $378,144 and $254,304 and for the six months ended 30 June 2012 and 2011 were $735,938 and $383,091, respectively.

In the first six months of 2012, the Group disposed of its machinery with net book value of US$158,509.

7.	LAND USE RIGHTS, NET

As of 30 June 2012, the Group pledged its land use rights with net book value of US$1,707,521 to China Everbright Bank, Jiaozhou Branch and US$737,419 to TaiAn City Commercial Bank, Dongpin Branch  to secure notes payable issued by the Company, which is underwritten by the bank.

Land use rights are summarized as follows:

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Land use rights, cost	2,766,860	2,766,860
Less: accumulated amortization	(322,570)	(289,493)
Land use rights, net	2,444,290	2,477,367

8.	BANK BORROWINGS

The Group had the following outstanding short-term loans with banks:

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Rural Cooperative Bank of Dongping, Shandong	4,506,000	4,523,163
China Merchants Bank	948,631	1,587,075
Agricultural Development Bank	4,743,158	4,761,225
Bank of Communications	1,581,053	793,537
TaiAn City Commercial Bank	2,845,895	-
Total	14,624,737	11,665,000

The Group’s bank borrowings are RMB denominated loans with fixed interest rates ranging from 6.06% to 13.12%. Interest expense on bank borrowings for the three months ended 30 June 2012 and 2011 was $597,223 and $223,345 and for six months ended 30 June 2012 and 2011 was $835,814 and $398,519, respectively.  All bank loans are due within one year from balance sheet date.

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

10.	INCOME TAXES

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

Income before taxes and the provision for taxes consists of the following:

	THREE MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Income before taxes:
US Federal	-	-
US State	-	-
BVI	-	-
PRC	(620,495)	1,639,708
Total income before taxes	(620,495)	1,639,708

	THREE MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Provision for income taxes:
Current:
US Federal	-	-
US State	-	-
BVI	-	-
PRC	(173,223)	402,440
Current income taxes	(173,223)	402,440

Deferred:
US Federal	-	-
US State	-	-
BVI	-	-
PRC	6,768	2,358
Deferred income taxes	6,768	2,358

Total provision for income taxes	(166,455)	404,798

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

10.	INCOME TAXES (CONTINUED)

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Income before taxes:
US Federal	-	-
US State	-	(3,877)
BVI	-	-
PRC	245,456	3,726,662
Total income before taxes	245,456	3,722,785

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Provision for income taxes:
Current:
US Federal	-	-
US State	-	-
BVI	-	-
PRC	83,422	965,251
Current income taxes	83,422	965,251

Deferred:
US Federal	-	-
US State	-	-
BVI	-	-
PRC	7,619	(13,947)
Deferred income taxes	7,619	(13,947)

Total provision for income taxes	91,041	951,304

A reconciliation for the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income tax is as follows:

	THREE MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Profit (loss) before income tax	(620,495)	1,639,708
Corporate income tax rate	25%	25%
Computed tax at statutory rate	(155,124)	409,927
Income exempted from taxation	(11,331)	(5,129)
Expenses not deductible for tax purposes	-	-
Provision for income taxes	(166,455)	404,798

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

10.	INCOME TAXES (CONTINUED)

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Profit before income tax	245,456	3,722,785
Corporate income tax rate	25%	25%
Computed tax at statutory rate	61,364	930,696
Income exempted from taxation	-	(6,098)
Expenses not deductible for tax purposes	29,677	26,706
Provision for income taxes	91,041	951,304

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Group’s deferred tax assets and liabilities are as follows:

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Deferred tax assets
Allowance for doubtful accounts	239,409	246,127
Total deferred tax assets	239,409	246,127
Deferred tax liabilities
Depreciation of property, plant and equipments	85,710	84,809
Total deferred tax liabilities	85,710	84,809

Deferred assets are current assets while deferred liabilities are non-current liabilities. No valuation allowance was provided for deferred tax assets in the periods presented.

11.	MISCELLANEOUS TAXES PAYABLE

Miscellaneous tax payables mainly comprise local supplementary taxes that are levied as a percentage of the total income tax and VAT tax paid. Details of miscellaneous taxes payable are set forth in the following table:

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Urban construction tax	-	18,728
Land use tax	15,849	15,909
Real estate tax	3,383	4,496
Stamp duty	2,471	2,852
Personal income tax payable on behalf of staffs	3,607	4,737

Total	25,310	46,722

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

12.	AMOUNTS PAYALBE TO CONSTRUCTORS

Amounts payable to constructors represents amounts payable to the Group’s construction service providers.

13.	STATUTORY RESERVES

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

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$

Statutory reserve	674,863	658,637
Discretionary reserve	404,918	395,182
Total	1,079,781	1,053,819

14.	RELATED PARTY TRANSACTIONS

The principal related parties with which the Group had transactions are listed as follows:

Name	Relationship

Shandong Runyin Bio-chemical Co., Ltd.	Affiliates under common control
Ruixing Group Co., Ltd.	Affiliates under common control
Shandong Xinrui Chemical Devices Co., Ltd.	Affiliates under common control
Shandong Runyin Pawn Co., Ltd.	Affiliate

For the six months ended 30 June 2012 and 2011, the Group engaged in the following significant related party transactions:

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

 (a)       Utility (steam and electricity) supply

Steam supply received from

		SIX MONTHS ENDED 30 JUNE
		2012	2011
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i)	1,917,806	982,686

   Electricity supply received from

		SIX MONTHS ENDED 30 JUNE
		2012	2011
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(i)	2,070,788	998,990

 (b)       Raw materials purchased from

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	739,381	1,362,750
Ruixing Group Co., Ltd.	10,133	-
	749,514	1,362,750

 (c)       Plant facility lease from

		SIX MONTHS ENDED 30 JUNE
		2012	2011
		US$	US$
Shandong Runyin Bio-chemical Co., Ltd.	(ii)	4,908	4,700

 (d)        Received service from

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	2,474	-

 (e)       Fixed assets purchased from

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Shandong Xinrui Chemical Devices Co., Ltd.	68,612	-

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of 30 June 2012 and 31 December 2011, the Group had following balances with related parties:

(f)         Amount due to related parties

	30 JUNE 2012	31 DECEMBER 2011
	US$	US$
Ruixing Group Co., Ltd.	300,835	212,270
Shandong Xinrui Chemical Devices Co., Ltd.	62,499	-
Shandong Runyin Bio-chemical Co., Ltd.	3,758,958	-
Total	4,122,292	212,270

Amounts due to related parties are unsecured, interest-free and repayable on demand.

15.	COMMITMENTS AND CONTINGENCIES

(a)         Supply Commitment

In January 2009, the Group entered into a non-cancelable contract with Shandong Runyin Bio-chemical Co., Ltd. to secure the steam and electricity supply for Shandong Xiangrui’s cornstarch and glucose production. The non-cancelable utility supply contract with Shandong Runyin Bio-chemical Co., Ltd. expires in December 2014 with a price that approximates market price. The total amount of the contract per year would be determined by the actual quantity of utilities consumed by Shandong Xiangrui. Please refer to Note 14 for the actual value of supply consumed by the group in six months ended 30 June 2012 and 2011 respectively.

(b)         Capital Purchase Commitment

As of 30 June 2012, the Group entered into non-cancellable contracts with some construction and machinery suppliers for the construction of the plant and purchase of the machinery with an amount of US$23,427,985.

(c)        Contingencies

The Group had no material contingent events during the reporting period.

SMSA TREEMONT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STAETMENTS (CONTINUED)

16.	SEGMENT AND GEOGRAPHIC INFORMATION

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

	SIX MONTHS ENDED 30 JUNE
	2012	2011
	US$	US$
Revenues
Cornstarch	33,964,537	29,723,798
Glucose	6,062,390	5,818,429
Cost of sales
Cornstarch	32,199,689	25,871,925
Glucose	5,199,342	4,399,795
GPM
Cornstarch	5%	13%
Glucose	14%	24%

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

Geographical Segments

All revenue is attributed to the revenue from China.

17.	SUBSEQUENT EVENTS

In the opinion of management, the Group had no significant subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our customers are located primarily in mainland China. Approximately 83% of our products are comprised of corn starch or its by-products and approximately 17% of our products are comprised of glucose and its by-products. We sell products constituting approximately 90% of our revenues through our direct sales force, with the remaining 10% sold to distributors. Our principal customers purchase corn starch and glucose products for use in food and beverages as well as the pharmaceutical industries, which together constituted approximately 64% of our revenue for the six month period ended June 30, 2012. Our other corn-refined products are principally sold to the animal feed industry, which accounted for approximately 18% of our revenue for the six months ended June 30, 2012. Sales of our products to the industrial manufacturing sector accounted for approximately 18% of our revenue for the six months ended June 30, 2012.

As of June 30, 2012, we had an annual production capacity of 140,000 tonnes of cornstarch. We have invested about $9.3 million in new equipments during the first six months of 2012. The new production line has been operational since July 2012 and our annual capacity has been increased to 240,000 tonnes as of this filing date.

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

Results of operations for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.

	Three months Ended
	June 30,
	(unaudited)
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Statement of operations data
Revenues	$20,004	19,509	495	3%
Cost of sales	19,419	16,947	2,472	15%

Gross profit	585	2,562	-1,977	-77%
Operating expenses
Selling and distribution expenses	573	248	325	131%
General and administrative expenses	198	371	-173	-47%

Total operating expenses	771	619	152	25%

Income (Loss) from operations	-185	1,942	-2,217	-110%
Interest income	79	1	78	7,800%
Interest expenses	597	223	374	168%
Other expenses, net	-82	80	-162	-203%

Income(Loss) before income tax expenses	-620	1,640	-2,260	-138%

Income taxes expenses	-166	405	-571	-141%

Net income attributable to ordinary shareholders	-454	1,235	-1,689	-137%

Revenues

Revenues increased by $0.5 million, or 3%, to $20 million in the three months ended June 30, 2012, from $19.5 million for the same period in 2011. The slight increase was primary due to increased sales volume. Sales volumes increased to 35,251 tonnes in the three months ended June 30, 2012, an increase of 1,530 tonnes from 33,721 tonnes compared to the same period in 2011. The selling price for corn starch and glucose remained stable during the reporting period.

Cost of Sales

Our cost of sales increased by $2.5 million, or 15%, to $19.4 million in the three months ended June 30, 2012, from $16.9 million for the same period in 2011. This increase was mainly due to an increase in the cost of raw materials, which due to an increase in the average purchase price of raw materials. The increase in the cost of corn kernels can be attributable to the nationwide strong demand for corn kernel and nationwide increase of food price in China. We anticipate that the market price for corn kernels will stabilize toward the year ends due to an increased supply of newly harvested corn kernels. The improved standard of living in China has resulted in a higher demand for poultry and meat, which results in a higher demand for animal feed. Corn is a major type of animal feed. Our profits and operating cash flows will be negatively impacted when the price of corn kernels increases and we are unable to increase the price of corn starch and glucose.  The cost of corn kernels represents approximately 90% of our total cost of sales; therefore the price fluctuation of corn kernels will have a significant impact on our cost of sales and margins.

Gross Profits

Our gross profits decreased by $2 million, or 77%, to $0.5 million during the three months ended June 30, 2012, from $2.5 million for the same period in 2011. Gross profits from cornstarch decreased by $1.6 million, or 86%, to approximately $0.2 million in the three months ended June 30, 2012, from $1.8 million for the same period in 2011. Gross profits from glucose decreased by $0.3 million, or 49%, to approximately $0.3 million in the three months ended June 30, 2012, from $0.6 million for the same period in 2011. The decrease in gross profits was due to increased cost in corn kernel, but the company was not able to pass the increased cost to the customer. Gross profits as a percentage of revenues decreased by 10% to 3% during the three months ended June 30, 2012, as compared to 13.0% for the same period in 2011. The decrease is mainly due to increased cost of goods sold increasing at a faster rate than the selling price of our products.

Selling and Distribution Expenses

Selling and distribution expenses include freight, salaries and benefits for sales and marketing personnel, trave and advertising expenses. Our selling and distribution expenses increased by $0.3 million, or 131%, to $0.5 million during the three months ended June 30, 2012, from $0.2 million for the same period in 2011. The increase is mainly due to the increase of our sales staff salary and commission in 2012.

General and Administrative Expenses

General and administrative expenses are comprised of salary and benefits for administrative personnel, depreciation and amortization of non-production equipments and miscellaneous expenses unrelated to production. Our general and administrative expenses decreased by $0.17 million, or 46%, to $0.2 million during the three months ended June 30, 2012, from $0.37 million for the same period in 2011. The higher general and administrative expense in 2011 was mainly attributable to professional fees associated with consummation of the reverse merger which occured in May 2011.

Interest Expenses

Interest expenses are related to our bank borrowings, which are Renminbi denominated loans with fixed interest rates ranging from 6.06% to 13.12%. Our interest expenses increased by $0.37 million to $0.59 million during the three months ended June 30, 2012, from $0.22 million for the same period in 2011. The increase is mainly due to increased borrowing during the second quarter of 2012.

Income Before Income Tax Expenses

Income before income tax expenses decreased by $2.2 million, or 137%, to $0.6 million loss in the three months ended June 30, 2012, from $1.6 million profit for the same period in 2011. This decrease is mainly attributable to increased cost of goods sold and lower gross margin.

Income Tax Expenses

Our income tax expenses decreased by $0.57 million to $0.17 million credit during the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in income tax expenses was mainly attributable to the decrease in income before income tax expenses in the three months ended June 30, 2012 as compared to the same period in 2011.

Net Income Attributable to Ordinary Shareholders

Our net income attributable to ordinary shareholders decreased by $1.6 million, or 137%, to $0.4 million loss in the three months ended June 30, 2012 from $1.2 million in the same period of 2011 as a result of the above factors.

Results of operations for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.

	Six Months Ended
	June 30,
	(unaudited)
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Statement of operations data
Revenues	$40,109	35,631	4,478	12%
Cost of sales	37,577	30,361	7,216	23%

Gross profit	2,532	5,270	-2,738	-52%
Operating expenses
Selling and distribution expenses	1,087	541	546	100%
General and administrative expenses	403	488	-84	-17%

Total operating expenses	1,491	1,029	461	44%

Income from operations	1,041	4,240	-3,199	-75%
Interest income	117	2	115	-4903%
Interest expenses	835	398	437	109%
Other expenses, net	77	121	-44	-36%

Income before income tax expenses	245	3,722	-3,477	-93%

Income taxes	91	951	-860	-90%

Net income attributable to ordinary shareholders	154	2,771	-2,617	-94%

Revenues

Revenues increased by $4.4 million, or 12%, to $40.0 million in the six months ended June 30, 2012, from $35.6 million for the same period in 2011. The increase was primarily due to an increase in sales volumes due to increased production capacity. Sales volumes increased to 70,465 tonnes in the six months ended June 30, 2012, an increase of 8,552 tonnes from 61,913 tonnes compared to the same period in 2011. The increase in sales volumes is mainly attributable to stable market demand for corn starch and glucose and the increase in our annual production capacity from 110,000 tonnes in first quarter of 2011 to 140,000 tonnes in 2012. The average selling price of our corn starch and glucose remained stable for the six months ended June 30, 2012 as compared to the same period in 2011.

Cost of Sales

Our cost of sales increased by $7.2 million, or 23%, to $37.5 million in the six months ended June 30, 2012, from $30.3 million for the same period in 2011. This increase was mainly due to an increase in the cost of raw materials, which was mainly due to an increase in the average purchase price of raw materials, and partly due to the increase in our sales volume.

Gross Profits

Our gross profits decreased by $2.7 million, or 52%, to $2.5 million during the six months ended June 30, 2012, from $5.2 million for the same period in 2011. Gross profits from cornstarch decreased by $2.1 million, or 54%, to approximately $1.8 million in the six months ended June 30, 2012, from $3.9 million for the same period in 2011. Gross profits from glucose decreased by $0.5 million, or 39%, to approximately $0.9 million in the six months ended June 30, 2012, from $1.4 million for the same period in 2011. The decrease in gross profits was mainly due to the increase in cost of good sold. Gross profits as a percentage of revenues decreased to 6% during the six months ended June 30, 2012, compared to 15% for the same period in 2011. The decrease in gross profit margin was mainly due to our inability to pass the increased cost of corn kernels to our customers while our cost of goods sold increased at a faster rate than the selling price of our products. In addition, increased regulation and enforcement of food safety laws has resulted in increased costs for compliance with the higher standard of food safety. [Wencai, please confirm our changes reflect what happened in Q2.

Selling and Distribution Expenses

Our selling and distribution expenses increased by $0.5, or 100%, to $1 million during the six months ended June 30, 2012, from $0.5 million for the same period in 2011.  The increase is mainly due to the increase of our sales staff salary and commission in 2012.

General and Administrative Expenses

Our general and administrative expenses decreased by $0.01 million, or 17%, to $0.4 million during the six months ended June 30, 2012, from $0.48 million for the same period in 2011. This decrease was mainly because we did not pay professional fees incurred in connection with the reverse merger consummated in May 2011.

Interest Expenses

Our interest expenses increased by $0.40 million to $0.8 million during the six months ended June 30, 2012, from $0.4 million for the same period in 2011. This increase is mainly due to increased borrowings during 2012 and the increases in interest rates.

Income Before Income Tax Expenses

Income before income tax expenses decreased by $3.5 million, or 93%, to $0.2 million in the six months ended June 30, 2012, from $3.7 million for the same period in 2011. This decrease was mainly attributable to higher cost of goods sold and lower gross margin.

Income Tax Expenses

Our income tax expenses decreased to $0.09 million, or 90% from $0.9 million during the six months ended June 30, 2012, as compared to the same period of 2011. This decrease in income tax expenses was mainly attributable to the decrease in income before income tax expenses in the six months ended June 30, 2012, as compared to the same period in 2011.

Net Income Attributable to Ordinary Shareholders

Our net income attributable to ordinary shareholders decreased by $2.6 million, or 94%, to $0.15 million in the six months ended June 30, 2012, from $2.7 million for the same period in 2011 as result of the above factors.

(3) Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $.64 million, at an increase of $2.1 million from $4.3 million from operating activities for the same period in 2011. The increase in cash provided by operating activities is mainly attributable to increased amounts due to related party.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $14.8 million, at an increase of $7.6 million from $7.2 million used in investing activities for the same period in 2011. The increase in cash used in investing activities is mainly due to increased investment in purchase of property, Plant and Equipment and increase of restricted cash.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $10.6 million, as compared to $1.1 million used in financing activities for the same period in 2011. The increase in cash provided in financing activities is mainly due to increase of notes payable and increase short-term bank borrowing in the six months ended June 30, 2012, as compared to the same period in 2011.

Loans

We have financed our operations primarily through bank loans and operating income. We have a total of $14.6 million short-term loans outstanding as of June 30, 2012. The terms of each of these respective short-term loans are one year or six months. As of the date of this quarterly report, we have not defaulted on any of these loans.

Future Cash Commitments and Needs

We may require additional operating capital to run our new production line to expand our production capacity. The exact amount will be determined based on both the market demand for our products. We will carefully review our financial conditions and consider various financing options including internally generated cash, bank loans and additional equity financing. We expect that the proceeds from our operating cash flows and cash balances, together with credit lines available under bank loans, will be sufficient to meet our anticipated liquidity needs for the next twelve months.

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

Inflation

Since our inception, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the consumer price index in China went down to 1.8% in July 2012 as compared to 3.3% in 2011. Although we have not in the past been materially affected by inflation, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in the interest rates for our short-term bank loans renewed during the six months ended June 30, 2012.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure under this item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Treemont Acquisition Corp.

Dated: August 14, 2012	By:	/s/ Guo Wang
Guo Wang
Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Wencai Pan
Wencai Pan
Chief Financial Officer